Form 10-K
period 1995-08-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1997-11-07
CIK 725752

SECURITIES AND EXCHANGE COMMISSION

                					  Washington, D.C. 20549

                   						    FORM 10-K

                   						  ANNUAL REPORT

         				Pursuant to Section 13 or 15(d) of the
				           Securities Exchange Act of 1934

      				     Date of Report August 31, 1995

      				  MERIT DIVERSIFIED INTERNATIONAL, INC.
			 (exact name of registrant as specified in its charter)

          Nevada                   0-12423                  94-2906927
(state or other jurisdiction    (commission file          (IRS Employer
      of incorporation)           number)            Identification No.)


25320 Bellanca Way, Torrance CA                     90505
(address of principal executive office)            (zip code)

                                   (310) 326-3871
                          (registrant's telephone number)

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, no par value
                              (Title of class)

Indicate by check mark whether the registrant (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes    _____	No ___X_____

The aggregate market value of the voting stock held by non-affiliates of the registrant: Currently the Company's stock is thinly traded. There are 12,512,694 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $0.054 per share. Using this value of $0.054 per share, the aggregate market value is estimated at $675,685.

Number of common shares, without par value, outstanding as of August 31, 1995 was 23,225,554.







                      MERIT DIVERSIFIED INTERNATIONAL, INC.
                                  FORM 10-K

                       FISCAL YEAR ENDED AUGUST 31, 1995
                              TABLE OF CONTENTS

                     		       	                      		      	Page
Part I

	Item 1	Business							                                      	3

	Item 2	Properties								                                    3

	Item 3	Legal Proceedings							                              4

	Item 4	Submission of Matters to a Vote of Security
			Holders								                                            4

Part II

	Item 5	Market for Registrant's Common Stock and Related
			Stockholder Matters						                                  4

	Item 6	Selected Financial Data						                         4

	Item 7	Management's Discussion and Analysis of Financial
			Condition and Results of Operations				                  5-6

	Item 8	Consolidated Financial Statements and Supplementary
			Data									                                            7-18

	Item 9	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure				                    19

Part III

	Item 10	Directors and Executive Officers of the Registrant	  19

	Item 11	Executive Compensation						                         19

	Item 12	Security Ownership of Certain Beneficial Owners
			and Management							                                   19-20

	Item 13	Certain Relationships and Related Transactions		     20

Part IV

	Item 14	Exhibits, Financial Statements, Schedules and Reports
			on Form 8-K								                                        20

Signatures											                                         21





                    MERIT DIVERSIFIED INTERNATIONAL, INC.
                                    PART I

ITEM 1:	BUSINESS (General)

A. The Company

The Company currently has no operations and no cash flow or operating capital. The Company is considered to be a development stage company and will continue to be classified as such until the Company initiates business operations.

B.  History of Operations

Merit Diversified International, Inc. ("the Company") was incorporated in the State of Utah in 1983. Initially the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. Since 1988 the Company has made several attempts to acquire and operate various businesses. All efforts have proven to be unsuccessful.

In 1994, the Company purchased from Phalanx, Ltd., certain rights to molds and designs of exclusive jewelry. These were purchased with 27,000,000 shares of the Company's common stock. Originally valued at $270,000 this investment proved to be worthless. Major shareholders of the Company sued for return of the shares. On February 9, 1995 the Superior Court of the County of Maricopa, Arizona decided that the 27,000,000 shares were improperly given and denied those shares voting rights. On March 23, 1995 a shareholders meeting was held where those shares were rescinded and returned to the Company.

As of August 31, 1995, the Company has no employees and no operating
assets.   The Company continues to meet its organizational obligations through the  contribution of capital by major shareholders.

The Company has continued its efforts to acquire, merge with or enter into other forms of business combinations. It is presently unknown whether any transaction will be successfully concluded.

ITEM 2:	PROPERTIES

None



ITEM 3:	LEGAL PROCEEDINGS

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In 1994, the Company purchased from Phalanx, Ltd., certain rights to molds and designs of exclusive jewelry. These were purchased with 27,000,000 shares of the Company's common stock. Originally valued at $270,000 this investment proved to be worthless. Major shareholders of the Company sued for return of the shares. On February 9, 1995 the Superior Court of the County of Maricopa, Arizona decided that the 27,000,000 shares were improperly given and denied those shares voting rights. On March 23, 1995 a shareholders meeting was held where those shares were rescinded and returned to the Company.

ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON STOCK AND
		RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board.

The quote below is from the "Pink Sheets" and the OTC Bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 1995.

Bid              High                .01             Low            .005

Ask              High                .10             Low            .10

The Company has paid no dividends since its incorporation.


ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.


For Year Ended August 31      1995       1994       1993        1992	   1991

Net Sales                        0          0          0           0		     0
Net Income (Loss)                0    (21,418)   (17,650)   (247,760)	(19,456)

Earnings (Loss) per Share      NIL          0          0        (.02)		    0

Cash Dividends per Share         0          0          0           0		     0

Total Assets                     0          0     16,418      16,300	  28,900

Long Term Notes Payable          0          0          0           0 		    0
Total Stockholders' Equity  (8,000)  (109,677)   (93,269)   (103,464)(199,762)





Balance of Page Left Blank Intentionally

















ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION RESULTS OF OPERATIONS

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section.
Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year Ended August 31, 1995 and 1994

The Company has no assets and has not engaged in any operational activities during the past five  years.  At present, the Company has no
employees.   The Company does not expect any changes  unless the Company concludes a merger or other business combination.

During the years ended August 31, 1995 and 1994, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

Due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination,
the transaction costs could be significant.   Thereafter, results of
operation would likely be materially affected by the business acquired or merge with the Company.

The Company has continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the future fiscal year. It is presently unknown whether any transaction will be successfully concluded.

Liquidity and Capital Resources

Year Ended August 31, 1995

The Company currently does not have adequate reserves to satisfy its short term obligations. The Company is currently seeking private placement funding to maintain its obligation until such time as its operations can generate cash flow. No guarantee can be made that the current development stage search for an operational business or private funding will be successful. The Company is able to continue because the major shareholders continue to cover administrative expenses. No guarantee can be made that the major shareholders will continue to cover these expenses.






ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION RESULTS OF OPERATIONS (Continued)

The Company considers it current cash and cash equivalent balances inadequate to satisfy its cash requirements for the next twelve months. Legal and accounting and other expenses required could increase significantly in connection with any contemplated business combination. The Company may not have the liquidity and capital resources to consummate such business combination. Due to the nature of the Company's present activities, however the Company is unable to predict its likely expenditure for professional fees and other expenses. The Company has no major capital commitments nor access to mechanisms to fund working or operating capital, and there can be no assurance that it will be successful in its efforts to raise additional capital to maintain its plan of operation.



























(Balance of  Page Left Blank Intentionally)


















		          		MERIT DIVERSIFIED INTERNATIONAL, INC.
				            (A Developmental Stage Company)


Item 8-Financial Statements
Index to Consolidated Financial Statements


1995, 1994 and 1993 Consolidated Financial Statements:

                                                  					        Page

	Report of Independent Certified Public Accountants           				8


	Balance Sheets as of August 31, 1995 and 1994 				              	9


	Statements of Operations for the Years Ended August 31,
		1995, 1994 and 1993							                                    	10


	Statements of Stockholders' Equity for the Years Ended
		March 31, 1995, 1994 and 1993							                           11


	Statements of Cash Flows for the Years Ended August 31,
		1995, 1994 and 1993								                                    12


	Summary of Accounting Policies and Notes to Consolidated
		Financial Statements			         			                         13-17


Schedules-


	II Valuation and Qualifying Accounts						                      18


























                        Mark Shelley CPA
                       110 S. Mesa Dr. #1
                         Mesa, AZ 85210
                         (602) 833-4054


                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Merit Diversified International, Inc.

I have audited the accompanying balance sheet of Merit Diversified International, Inc., a development stage company, as of August 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for the three years ended August 31, 1995. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the statements prior to the year ended August 31, 1992. Other auditors audited those statements.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. Evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Diversified International, Inc. as of August 31, 1995 and 1994 and the results of their operations and their cash flows for the three years ended August 31, 1995 in conformity with generally accepted accounting principles.


							Mark Shelley CPA



April 7, 1997


















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                       (A Developmental Stage Company)

                        CONSOLIDATED BALANCE SHEETS


August 31,							                     1995		                 1994


Assets						                      	$	-		                    $	-

Total Assets						                 $	-		                    $	-


Liabilities and Shareholders' Equity

Current liabilities

	Accounts and taxes payable			     $  8,000		               $   43,313
	Notes payable						                  -		                       66,364
Total current liabilities				         8,000		                  109,677

Commitments and contingencies

Shareholders' Equity

	Common Stock-no par value;
50,000,000 shares authorized,
23,225,554 and 49,825,554
issued and outstanding as of
1995 and 1994,
respectively					                1,332,349		                1,332,349

	Additional paid-in capital			   1,122,215		                1,038,538

	Accumulated deficit-accumulated
	during the developmental stage	(2,462,564		               (2,462,564)

Total shareholders' equity			       (8,000)	                 (109,677)

Total liabilities and
shareholders' equity	           $	-		                       $	-





See Notes to Consolidated Financial Statements












                     MERIT DIVERSIFIED INTERNATIONAL, INC.
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

										  	                                                      Inception
Years Ended August 31,	 	        1995	      1994	       1993	       to 1995

Net revenue				                $	-	       $	-	        $	-	          $	-

Costs and expenses:

  General and administrative	    -         5,000	       30,745	     2,244,147
  Depreciation and amortization	 -  		      -   	          400	         6,200

Income (loss) from operations		  -	       (5,000)  	   (31,145)   	(2,250,347)

Other income (expense):

  Interest expense			            -		        -	          (7,075)	      (22,518)
  Loss on sale of fixed assets	  -	         (918)		          -		         (918)
  Loss on sale of investments		  -	      (15,500)    	       -	      (269,800)
  Income from debt adjustment		  -		        -	          21,470  	      86,419

Total other income (expense)		   -	      (16,418)	      14,395	      (206,817)

Income before taxes
 on income					                  -	      (21,418)  	   (16,750)	   (2,457,164)

Taxes on income				              -		        -	     	       900	         5,400

Net income (loss)				            -	      (21,418)  	   (17,650)	   (2,462,564)

Net income (loss) per share		   nil		        0.00	         0.00

Weighted average number of shares
  and share equivalents
  outstanding			         36,525,554	   30,962,450	   22,825,554



See Notes to Consolidated Financial Statements

















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years ended August 31, 1994, 1993, and 1992:
			  	                       Common Stock	      Paid in     Accumulated    Treasury      Stockholders'
			                        Shares	   Amount     Capital	    (Deficit)	       Stock	     Equity
Balance, August 31,
 1992

Purchase of
investment		               540,000		       -	          -		           -	          -			        -
Purchase of software
libraries		              1,100,054		       -	          -		           -	          -			        -
Stockholder contributions	       -		       -	     27,845		           -	          -		    27,845
Net loss			                      -		       -	          -	      (17,650)	         -		   (17,650)

Balance, August 31,
 1993		                 22,825,554	1,318,349   1,033,528	   (2,441,146)	     4,000	    (93,269)

Purchase of Phalanx
 rights			              27,000,000		       -	          -		           -	          -           -    		       -
Contribution to paid-
 in-capital			                   -	       	-       5,010		           -	          -	      5,010
Cancellation of
 treasury shares		               -	   (4,000)	         -		           -	     (4,000)		        -
Net loss			                      -		       -	          -	      (21,418)	         -	    (21,418)

Balance, August 31,
 1994			                49,825,554	1,314,349   1,038,538	   (2,462,564)	         -	 	 (109,677)

Issuance of stock	         400,000	   18,000	          -		           -	          -	    18,000
Contribution to paid-
 in-capital			                   -		       -	     83,677		           -	          -	    83,677
Rescission of Phalanx
 shares	               (27,000,000)		      -	          -		           -	          -		        -
Net loss			                      -		       -	          -		           -	          -		        -

Balance, August 31,
 1995			                23,225,554	$1,332,349 $1,122,215	  ($2,462,564)          -	    (8,000)



See Notes to Consolidated Financial Statements






















                      MERIT DIVERSIFIED INTERNATIONAL, INC.
                          (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Increase (Decrease) in Cash and Cash Equivalents

Years ended August 31,		      1995		       1994		         1993



Operating activities:

  Net income (loss)			     $		           $ (21,418)	     $ (17,650)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Depreciation expense 	       -				           -		   	       400
    Loss on devaluation			       -			       16,418			            -
Changes in operating assets and
     liabilities:
    Accounts payable      		 (40,323)	       5,000		         2,379
Cash provided by (used in)
 operating activities    			  40,323)			         -		       (14,871)
Investing activities:
 Net decrease in notes
    payable	                 (61,354)		     (5,010)		      (12,456)
 Purchase of fixed assets		        -				         -			         (518)
Cash used in investing
    activities	              (61,354)		     (5,010)		      (12,974)
Financing activities:
  Net change in common stock		18,000			          -			            -
  Paid-in-capital				         83,677	        5,010		        27,845
Cash provided by financing
 activities					             101,677		       5,010		        27,845
Net increase (decrease) in
 cash and cash equivalents		       -				         -			            -
Cash and cash equivalents,
 beginning of period			            -				         -			            -
Cash and cash equivalents,
 end of period			          $	   -		        $		-		          $	-

Significant non cash transactions
	Fiscal year ended August 31, 1995:
		Rescission of Phalanx shares
	Fiscal year ended August 31, 1994:
		Purchase of Phalanx rights for 27,000,000 shares of common stock
	Fiscal year ended August 31, 1993:
		Purchase of investment for 540,000 shares of common stock
		Purchase of Software Libraries, Inc. for 1,000,000 shares of common stock


See Notes to Consolidated Financial Statements











                  MERIT DIVERSIFIED INTERNATIONAL, INC.
                   (A Developmental Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.		General Company Information and Summary of Significant
Accounting Policies

The Company was organized August 23, 1983 in the State of Utah. Initially the Company published and attempted to market a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. Since 1988 the Company has made several attempts to acquire and operate various businesses. These have proven thus far to be unsuccessful. Note 2 below lists some of the attempted acquisitions and the results. The Company continues to pursue a path of merger with an operating business.

The Company has incurred significant losses since its inception and as of August 31, 1995, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.

The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses.

The Company is considered a development stage Company and will remain in this status until operations begin. There can be no assurance that the Company will be able to merge with an operating company, acquire an ongoing business, or that the major shareholders will continue to pay the expenses of the Company.


Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Property and Equipment

As of August 31, 1995 the Company had no fixed assets. Previously the Company depreciated its fixed assets over their useful lives on a straight line basis.

Development Stage Company

The Company has had no revenue or operations during the previous five years and because of this has considered itself a development stage company. It will remain in this status until such time as it initiates or merges with operations of some kind. In the early years the Company generated nominal revenue from the sale of its telephone directory. These minimal revenues have been netted with general and administrative expenses of those years.











                 MERIT DIVERSIFIED INTERNATIONAL, INC.
                   (A Developmental Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Loss Per Share

Loss per share is computed based on the average number of shares outstanding during each year.

Revenue Recognition

The Company has had no revenue during the past five years.

Provision for Income Taxes

	The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. The Company has a net operating loss carry forward of approximately $2,000,000 available to offset future taxable income. The last of the carry forward expires in 2009. No benefit has been recorded on the face of the balance sheet for this benefit.

Note 2.		Investments and Acquisitions

Marketable securities at August 31, 1992 and 1991 had an original cost basis of $240,000. The stock is currently considered worthless.

	Investments in 1992
                                							Original    Carrying      Carrying
							                                 Basis	    Value as of   Value as of
									                                         August 31,	    August 31,
								   	                                         1992	          1994

Western Airlines (38% equity position)	$80,000	    $  -		        $ -
Publishing Companies			               	165,000	     7,500	         -
Art Works						                         24,000	     8,000	         -

Totals						                           269,000	    15,500	         -

	Investments in 1991
Art Works						                         21,900	    21,900	         -
Distribution Rights				                  5,000	     5,000	         -

Total Investments in 1991			           $26,000    $26,000	       $ -













                 MERIT DIVERSIFIED INTERNATIONAL, INC.
                    (A Developmental Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	Investment in Western Airlines 1992

	The Company acquired a 38% interest in Western Airlines for $80,000 cash paid for by a stockholder on behalf of the Company.
Currently Western Airlines is in bankruptcy and is not expected to come out of bankruptcy in the near future.


	Purchase of Phalanx, Ltd. Rights

	In 1994 the Company purchased from Phalanx, Ltd., certain rights to molds and designs of exclusive jewelry. These were purchased with 27,000,000 shares of the Company's common stock. Originally valued at $270,000 this investment proved to be worthless. Major shareholders of the Company sued for return of the shares. On February 9, 1995 the Superior Court of the County of Maricopa, Arizona decided that the 27,000,000 shares were improperly given and denied those shares voting rights. On March 23, 1995 a shareholders meeting was held where those shares were rescinded and returned to the Company.

	Proposed Merger

	As part of a proposed merger the Company issued 1,250,000 shares to various parties for consulting. This merger was not successful, however the shares of stock for consulting are still outstanding.

Note 3.		Related Party Transactions

The Company has been able to continue in existence and to remove most of its debts because some of the major shareholders have continued to cover the administrative expenses and to pay outstanding debts. There is no guarantee that these shareholders will continue to fund the Company.

There are no outstanding obligations due to or from related parties as of August 31, 1995.








Balance of Page Left Blank Intentionally












                  MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.		Notes Payable


                                      8/31/95		     8/31/94		      8/31/93

Hanson			                                   -			    $10,354		      $10,354

10% annual interest, $150 monthly payment secured by 533,670 shares of Merit common stock, also secured by personal guarantee of Alfred
Cassidy


Wurtz				                                    -			    33,000		       33,000

10% annual interest, secured by 162,000 shares of Merit common stock, also secured by personal guarantee of Alfred Cassidy


Eureka Federal Savings	                      -			     5,010		        5,010

amount based on a suit filed 10/1/86 in California, settled in 9/93 for $5,010


Jackson, Private Note	                       -			    18,000		       18,000

Total				                                    -			   $66,364	       $66,364


Note 5.		Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 1995 except for its outstanding debt as noted on the balance sheet.

Note 6. 	Going Concern

The Company has incurred significant losses since its inception and as of the August 31, 1995 had no source of revenue. The Company also had no cash and has paid for all of its ongoing expenses with the issuance of its common stock.

The Company has been able to continue because the major stockholders have been willing to continually invest in the Company to cover expenses. The Company is to be considered a development stage company and will remain in this status until operations have been established. No guarantee can be made that the Company will be able to merge with an







               MERIT DIVERSIFIED INTERNATIONAL, INC.
                  (A Developmental Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


operational company or that the major stockholders will continue to pay the expenses of the Company. As of August 31, 1994 and 1995, the Company had no assets.

Due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination,
the transaction costs could be significant.   Thereafter, results of
operation would likely be materially affected by the business acquired or merge with the Company.


Note 7.		Subsequent Events

The Company is currently seeking additional funding through debt and equity financing. The Company is also seeking a suitable merger candidate. No guarantees can be made that the Company will be successful in its attempts to obtain funding or acquire or start an operational business.

In February 1997 major stockholders contributed $8,000 to pay old payable.

In April 1996, the Company approved a 20 to 1 reverse stock split. Subsequent to the stock split, the Company approved the issuance of 13,000,000 shares of common stock to NEAT Inc., a Nevada corporation, with the intent of marketing a certain new technology and combining both companies. There can be no assurance that the potential combination or marketing plan will be successful.













(Balance of  Page Left Blank Intentionally)










               MERIT DIVERSIFIED INTERNATIONAL, INC.
                 (A Developmental Stage Company)
          SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS



NONE































Balance of Page Left Blank Intentionally























ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

	The officers and directors of the Company were the following:

Name			               Age				         Title

Alfred Cassidy	       83				          Chairman/President
George Jackson	       80				          Vice President/Director
Gary Cassidy	         65				          Secretary/Treasurer/Director

Alfred Cassidy is retired and is a private investor.

George Jackson is retired and is a private investor.

Gary Cassidy is retired and is a private investor.



ITEM 11:	EXECUTIVE COMPENSATION

	No officer or director receives compensation for services rendered except that the directors are authorized to receive 100 shares of R-144 Company stock for each directors meeting that they attend. No such stock has been issued.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

	As of August 31, 1995 the following were beneficial owners of more than five percent of the Company's common stock.

Stock		    Name and Address			        Ownership			       %

Common	    Alfred H. Cassidy			       10,712,860			      46
           25 Poncetta Dr. #307
           Daley City, CA 94015

           Total as a Group			        10,712,860			      46


	The table below sets forth those directors and officers who own shares of Company stock.

Common	    Alfred H. Cassidy			       10,712,860			      46
           25 Poncetta Dr. #307
           Daley City, CA 94015

Common	    George Jackson			             740,080			       3
           25 Poncetta Dr. #307
           Daley City, CA 94015




ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	No director of officer, directly or indirectly, is indebted to the Company in an amount in excess of $60,000 as of the close of the fiscal year August 31, 1995.

ITEM 14:	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

a.  Audited financial statements.
b.  Shareholders meeting dated March 23, 1995.
c.  Board of Directors meeting dated March 23, 1995.















Balance of Page Left Blank Intentionally


































                            SIGNATURES

	The signature below is that of Mr. Michael. Neri. Mr. Neri did not become involved with the Company until April 1996. Mr. Neri disclaims any knowledge or liability for any transaction prior to this time. Mr. Neri signs below as a current officer and director. The actual officers and directors were not available to sign.

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

			Merit Diversified International, Inc.
			(registrant)



	_____________/S/_____________________
	Michael Neri, Chief Accountant

Dated:    April 10, 1997

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Signature					                Title			                  Date



_____________/S/_________
Michael Neri			               Chief Accountant