Form 10-K
period 1996-08-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1997-11-07
CIK 725752

SECURITIES AND EXCHANGE COMMISSION

            					  Washington, D.C. 20549

               						    FORM 10-K

               						  ANNUAL REPORT

         				Pursuant to Section 13 or 15(d) of the
	        			    Securities Exchange Act of 1934

	        			     Date of Report August 31, 1996

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

             	Yes    _____       	No___X_____

The aggregate market value of the voting stock held by non-affiliates of the registrant: Currently the Company's stock is thinly traded. There are 942,423 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $1.125 per share. Using this value of $1.125 per share, the aggregate market value is estimated at $1,060,226. Number of common shares, without par value, outstanding as of August 31, 1996 was 16,209,316.













                      MERIT DIVERSIFIED INTERNATIONAL, INC.
                                  FORM 10-K

                       FISCAL YEAR ENDED AUGUST 31, 1996
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

A. The Company

Merit Diversified International, Inc. ("the Company") currently has no operations and no cash flow or operating capital. The Company is considered to be a development stage company and will continue to be classified as such until the Company initiates business operations.

B.  History of Operations

The Company was incorporated in the State of Utah in 1983, subsequently reincorporating in the State of Nevada. Initially the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. Since 1988 the Company has made several attempts to acquire and operate various businesses. All efforts have proven to be unsuccessful.

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

In April 1996, the Company approved a 20 to 1 reverse stock split. Subsequent to the stock split, the Company approved a merger with a company, NEAT, Inc., a Nevada corporation, through the issuance of 13,000,000 shares of common stock, with the intent of marketing a certain new technology and combining the companies. Both parties chose not to continue the merger, however NEAT, Inc. intends to infuse new technology and business operations into the Company. During February 1997, NEAT, Inc. returned 13,000,000 shares to the Company. There is no assurance that the potential business will be successful or placed into operation by the Company.

As of August 31, 1996, the Company has no employees and no operating
assets.   The Company continues to meet its organizational
obligations through the contribution of capital by major shareholders.

The Company has continued its efforts to acquire, merge with or enter into other forms of business combinations. It is presently unknown whether any transaction will be successfully concluded.

ITEM 2:	PROPERTIES

None



ITEM 3:	LEGAL PROCEEDINGS

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON STOCK AND
	      	RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board.

The quote below is from the "Pink Sheets" and the OTC Bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 1996.

Bid              High                .25             Low              .25

Ask              High               2.25             Low             1.75

ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.

For Year Ended August 31      1996      1995       1994       1993        1992

Net Sales                        0         0          0          0           0
Net Income (Loss)                0         0    (21,418)   (17,650)   (247,760)

Earnings (Loss) per Share      NIL       NIL          0          0        (.02)

Cash Dividends per Share         0         0          0          0           0

Total Assets                     0         0          0     16,418      16,300

Long Term Notes Payable          0         0          0          0           0
Total Stockholders' Equity  (8,000)   (8,000)  (109,677)   (93,269)   (103,464)





Balance of Page Left Blank Intentionally











ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year Ended August 31, 1996 and 1995

The Company has no assets and has not engaged in any operational activities during the past five  years.  At present, the Company has
no employees.   The Company does not expect any changes  unless the
Company concludes a merger or other business combination.

During the years ended August 31, 1996 and 1995, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

Year Ended August 31, 1996

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



























(Balance of  Page Left Blank Intentionally)


















			         	MERIT DIVERSIFIED INTERNATIONAL, INC.
				           (A Developmental Stage Company)


Item 8-Financial Statements
Index to Consolidated Financial Statements


1996, 1995 and 1994 Consolidated Financial Statements:

                                                      					        Page

	Report of Independent Certified Public Accountants				               8


	Balance Sheets as of August 31, 1996 and 1995 					                  9


	Statements of Operations for the Years Ended August 31,
		1996, 1995 and 1994								                                        10


	Statements of Stockholders' Equity for the Years Ended
		March 31, 1996, 1995 and 1994							                               11


	Statements of Cash Flows for the Years Ended August 31,
		1996, 1995 and 1994								                                        12


	Summary of Accounting Policies and Notes to Consolidated
		Financial Statements			         			                             13-17


Schedules-


	II Valuation and Qualifying Accounts						                          18


























                             Mark Shelley CPA
                            110 S. Mesa Dr. #1
                              Mesa, AZ 85210
                              (602) 833-4054


                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Merit Diversified International, Inc.

I have audited the accompanying balance sheet of Merit Diversified International, Inc., a development stage company, as of August 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the three years ended August 31, 1996. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the statements prior to the year ended August 31, 1992. Other auditors audited those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Diversified International, Inc. as of August 31, 1996 and 1995 and the results of their operations and their cash flows for the three years ended August 31, 1996 in conformity with generally accepted accounting principles.


							Mark Shelley CPA



April 7, 1997


















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                       (A Developmental Stage Company)

                        CONSOLIDATED BALANCE SHEETS


August 31,	                         						1996	                 	1995


Assets							                           $	-		                   $	-

Total Assets						                      $	-		                   $	-


Liabilities and Shareholders' Equity

Current liabilities

	Accounts and taxes payable			          $  8,000		              $    8,000

Total current liabilities           				   8,000              		     8,000

Commitments and contingencies

Shareholders' Equity

	Common Stock-no par value;
50,000,000 shares authorized,
16,209,316 and 23,225,554
issued and outstanding as of
1996 and 1995,
respectively					                      1,332,349		               1,332,349

	Additional paid-in capital			         1,122,215		               1,122,215

	Accumulated deficit-accumulated
	during the developmental stage		     (2,462,564)		             (2,462,564)

Total shareholders' equity			             (8,000)	                  (8,000)

Total liabilities and shareholders'
equity	                               $	-		                      $	-





See Notes to Consolidated Financial Statements












                     MERIT DIVERSIFIED INTERNATIONAL, INC.
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


	                                                       									  	Inception
Years Ended August 31,	 	          1996	        1995	       1994	     to 1995

Net revenue				                  $	-	        $	-	         $	-	      $	-

Costs and expenses:

  General and administrative	      -	     	    -	           5,000	    2,244,147
  Depreciation and amortization	   -  		       -	    	      -   	         6,200

Income (loss) from operations		    -	    	     -	          (5,000)   (2,250,347)

Other income (expense):

  Interest expense			              -		         -	     	     -	          (22,518)
  Loss on sale of fixed assets	    -	     		   -             (918)		       (918)
  Loss on sale of investments		    -	  	       -          (15,500)     (269,800)
  Income from debt adjustment		    -		         -	    	      -  	         86,419

Total other income (expense)		     -	  	       -	         (16,418)	    (206,817)

Income before taxes
 on income					                    -	  	       -	         (21,418)   (2,457,164)

Taxes on income				                -		         -	     	     -	            5,400

Net income (loss)				              -	  	       -	         (21,418)   (2,462,564)

Net income (loss) per share		     nil		       nil	            0.00

Weighted average number of shares
  and share equivalents
  outstanding			           19,717,435	 36,525,554	      30,962,450



See Notes to Consolidated Financial Statements


















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years ended August 31, 1995, 1994, and 1993:
                      			  	 Common Stock	      Paid in     Accumulated    Treasury    Stockholders'
                     			   Shares	   Amount     Capital	    (Deficit)	      Stock	     Equity
Balance, August 31,
 1993		                22,825,554	 1,318,349   1,033,528	   (2,441,146)	    4,000	    (93,269)

Purchase of Phalanx
 rights			             27,000,000		        -	          -		           -	         -		         -
Contribution to paid-
 in-capital			                  -		        -       5,010		           -	         -	      5,010
Cancellation of
 treasury shares		              -	    (4,000)	         -		           -	    (4,000)		        -
Net loss			                     -		        -	          -	      (21,418)	        -	     21,418)
Balance, August 31,
 1994			               49,825,554	 1,314,349   1,038,538	   (2,462,564)	        -	 	 (109,677)

Issuance of stock	        400,000	    18,000	          -		           -	         -	     18,000
Contribution to paid-
 in-capital			                  -		        -	     83,677		           -	         -	     83,677
Rescission of Phalanx
 shares	              (27,000,000)		       -	          -		           -	         -		         -
Net loss			                     -		        -	          -		           -	         -		         -
Balance, August 31,
 1995			               23,225,554	$1,332,349  $1,122,215	  ($2,462,564)         -	     (8,000)

Purchase of consulting	 25,000,000
Reverse stock split   	(45,814,276)
Purchase of stock	      13,000,000
Purchase of consulting	    798,038
Net loss								                 -

Balance, August 31,
 1996			               16,209,316	$1,332,349  $1,122,215	  ($2,462,564)         -	   	 (8,000)



See Notes to Consolidated Financial Statements
























                      MERIT DIVERSIFIED INTERNATIONAL, INC.
                          (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Increase (Decrease) in Cash and Cash Equivalents

Years ended August 31,		             1996		       1995		         1994



Operating activities:

  Net income (loss)			             $  -			      $	-	          $ (21,418)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Depreciation expense 	            -				       -		   	             -
    Loss on devaluation			            -				       -		            16,418
Changes in operating assets and
     liabilities:
    Accounts payable       		         -			       (40,323)	        5,000
Cash provided by (used in)
 operating activities			              -			       (40,323)			          -
Investing activities:
 Net decrease in notes payable	       -		       	(61,354)		      (5,010)
 Purchase of fixed assets		           -				       -			                -
Cash used in investing activities	    -		       	(61,354)	   	   (5,010)
Financing activities:
  Net change in common stock	     	   -	     	  	 18,000           			-
  Paid-in-capital				                 -		  	      83,677	         5,010
Cash provided by financing
 activities					                      -	         101,677		        5,010
Net increase (decrease) in
 cash and cash equivalents       		   -	       			-                			-
Cash and cash equivalents,
 beginning of period			               -				       -			                -
Cash and cash equivalents,
 end of period			                $	   -		      $		-		               $	-

Significant non cash transactions
	Fiscal year ended August 31, 1996:
		Reverse stock split 20 to 1
		Issuance of 13,000,000 common shares to NEAT, Inc.
	Fiscal year ended August 31, 1995:
		Rescission of Phalanx shares
	Fiscal year ended August 31, 1994:
		Purchase of Phalanx rights for 27,000,000 shares of common stock See Notes to Consolidated Financial Statements











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

The Company has incurred significant losses since its inception and as of August 31, 1996, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.

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

Property and Equipment

As of August 31, 1996 the Company had no fixed assets. Previously the Company depreciated its fixed assets over their useful lives on a straight line basis.

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

There are no outstanding obligations due to or from related parties as of August 31, 1996.








Balance of Page Left Blank Intentionally












                  MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.		Notes Payable


                                             8/31/96		    8/31/95		    8/31/94

Hanson			                                    -			         -			        $10,354

10% annual interest, $150 monthly payment secured by 533,670 shares of Merit common stock, also secured by personal guarantee of Alfred
Cassidy


Wurtz				                                    -			         -			         33,000

10% annual interest, secured by 162,000 shares of Merit common stock, also secured by personal guarantee of Alfred Cassidy


Eureka Federal Savings	                      -			         -			          5,010

amount based on a suit filed 10/1/86 in California, settled in 9/93 for $5,010


Jackson, Private Note	                       -			         -			         18,000

Total				                                    -			         -			         66,364


Note 5.		Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 1996 except for its outstanding debt as noted on the balance sheet.

Note 6. 	Going Concern

The Company has incurred significant losses since its inception and as of the August 31, 1996 had no source of revenue. The Company also had no cash and has paid for all of its ongoing expenses with the issuance of its common stock.

The Company has been able to continue because the major stockholders have been willing to continually invest in the Company to cover expenses. The Company is to be considered a development stage company and will remain in this status until operations have been established. No guarantee can be made that the Company will be able to merge with an operational company






               MERIT DIVERSIFIED INTERNATIONAL, INC.
                  (A Developmental Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


or that the major stockholders will continue to pay the expenses of the Company. As of August 31, 1995 and 1996, the Company had no assets.

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















(Balance of  Page Left Blank Intentionally)
















               MERIT DIVERSIFIED INTERNATIONAL, INC.
                 (A Developmental Stage Company)
          SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS



NONE































Balance of Page Left Blank Intentionally























ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
       	ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

	The officers and directors of the Company were the following:

Name			       Age				     Title

Mike Neri		   47		        President/Sec./Treasurer/Director

	Mike Neri is a mechanical engineer who speaks four languages. Currently he is Vice President of N.E.A.T. Inc..

ITEM 11:	EXECUTIVE COMPENSATION

	No officer or director receives compensation for services rendered except that the directors are authorized to receive 100 shares of R-144 Company stock for each directors meeting that they attend. No such stock has been issued.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       		MANAGEMENT

	As of August 31, 1996 the following were beneficial owners of more than five percent of the Company's common stock.

Stock		      Name and Address			         Ownership			     %

Common	      Alfred H. Cassidy			        1,016,893			     6
             25 Poncetta Dr. #307
             Daley City, CA 94015

Common	      N.E.A.T. Inc.			           13,000,000			     80
             850 South Boulder Hwy.
             Suite 300
             Henderson, NV 89015

Common 	     New World Equities		        1,250,000			     8


             Total as a Group			        15,266,893			    94




	The table below sets forth those directors and officers who own shares of Company stock.

Common	      Mike Neri				               1,000,000			      5
             25320 Bellanca Way
             Torrance, CA 90505






ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	No director of officer, directly or indirectly, is indebted to the Company in an amount in excess of $60,000 as of the close of the fiscal year August 31, 1996.

ITEM 14:	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

a.  Audited financial statements.
b.  Reverse split amendment.















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