Form 10-Q
period 1996-11-30
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1997-11-07
CIK 725752

SECURITIES AND EXCHANGE COMMISSION
					                       Washington, D.C. 20549

                             					FORM 10-Q

          		Quarterly Report Pursuant to Section 13 or 15 (d) of the
				                Securities and Exchange Act of 1934


        	For the Quarter Ended					             Commission File Number

        	  November 30, 1996			                      		0-12423



                				MERIT DIVERSIFIED INTERNATIONAL, INC.
		       (Exact name of registrant as specified in its charter)

        		   	Nevada					                           	94-2906927
	(state or other jurisdiction of			               (I.R.S. Employer
	 incorporation or organization)		 	              Identification No.)



              				25320 Bellanca Way, Torrance, CA 90505
			              (Address of principal executive offices)


   Registrants telephone number, including area code:	 (310) 326-3871



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                			     	Yes 	X 	      			No

The number of shares outstanding of each of the registrants classes of common stock, as of November 30, 1996 was 16,209,316 shares, all of one class of $.00 par value Common Stock.












	              		     MERIT DIVERSIFIED INTERNATIONAL, INC.
				                             FORM 10-Q
			                     Quarter Ended November 30, 1996

                       				  TABLE OF CONTENTS


FINANCIAL INFORMATION		                                          							PAGE

Item 1-	 Consolidated Financial Statements

       		Consolidated Balance Sheets as of November 30, 1996 and
		       August 31, 1995								                                        3

       		Consolidated Statements of Operations for the three months
       		ended November 30, 1996 and November 30, 1995			               4

       		Consolidated Statements of Cash Flows for the three months
	       	ended November 30, 1996 and November 30, 1995			               5

       		Notes to Consolidated Financial Statements	                  		6,7

Item 2- 	Managements Discussion and Analysis of Financial
		       Condition and Results of Operations			                       		8,9

OTHER INFORMATION

Item 1-	 Legal Proceedings			                                       				10

Item 2-	 Changes in Securities			                                   				10

Item 3-	 Defaults upon Senior Securities	                           				10

Item 4-	 Submission of Matters to a Vote of Security Holders          		10

Item 5-	 Other Information							                                      	10

Item 6-	 Exhibits and Reports on Form 8-K				                          	10


SIGNATURES										                                                   	11



























			  		             MERIT DIVERSIFIED INTERNATIONAL, INC.
			   	   	           (A Developmental Stage Company)
			    		              PART 1: FINANCIAL INFORMATION
				  	                 CONSOLIDATED BALANCE SHEETS
				            AS OF NOVEMBER 30, 1996 AND AUGUST 31, 1996


                               			November 30,			           August 31,
					         	                       1996   	        	        1996
 					       	                    (Unaudited)	  	            (Note 1)

Assets					                   	     $	-		                   $	-

Total Assets              				     	$	-		                  	$	-


Liabilities and Shareholders Equity

Current liabilities

	Accounts and taxes payable	       	$    8,000			          	$    8,000

Total current liabilities	         	     8,000		        	        8,000

Commitments

Shareholders Equity

Common Stock-no par value;
50,000,000 shares authorized,
16,209,316 issued and outstanding
as of November 30, 1996 and
August 31, 1996				                   	1,332,349		  	        	1,332,349

Additional paid-in capital		          	1,122,215		          		1,122,215

Accumulated deficit-accumulated
during the developmental stage	       (2,462,564)		    	    (2,462,564)

Total shareholders equity		        	$     (8,000)		   	    	$   (8,000)

Total liabilities and
shareholders equity			             	$ 	-		  	              	$      -





See Notes to Consolidated Financial Statements




















			                	MERIT DIVERSIFIED INTERNATIONAL, INC.
			  	                (A Developmental Stage Company)

 		   	           	CONSOLIDATED STATEMENTS OF OPERATIONS
	        	     THREE MONTHS ENDED NOVEMBER 31, 1996 AND 1995
						                         (UNAUDITED)

                      				    Three Months	      	Three Months		  Since Being
				                             Ended		             Ended 		          A
				                          November 30,	      	November 30,  	 Developmental
			 	                            1996		              1995	        Stage Company
				    	      		                                  (Note 1)

Net revenue				                $ 	-		             $	 -		         	$ 	-

Costs and expenses:

  General and administrative 	   	-		               	-		             2,244,147
  Depreciation and amortization	  -  			             -			                6,200

Income (loss)from operations 	 $ 	-			               -		         	$ (2,250,347)

Other income (expense):

  Interest expense		             	-		               	-		               (22,518)
  Loss on sale of fixed assets	   -		               	-			                 (918)
  Loss on sale of investments   		-		               	-		              (269,800)
  Income from debt adjustment		   -               			-			               86,419

Total other income (expense)    		-		               	-		              (206,817)

Income before taxes
 on income                   					-	               		-		            (2,457,164)

Taxes on income				               -			               -			                5,400

Net income (loss)		             		-		               	-		            (2,462,564)

Net income (loss) per share	    	 nil	             		nil

Weighted average number of shares
  and share equivalents
  outstanding			                 16,209,316	        	19,717,435




See Notes to Consolidated Financial Statements



















               					MERIT DIVERSIFIED INTERNATIONAL, INC.
					                  (A Developmental Stage Company)

               				CONSOLIDATED STATEMENTS OF CASH FLOWS
			            THREE MONTHS ENDED NOVEMBER 31, 1996 AND 1995
						                         (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

          					                 	Three Months     	Three Months 	   Since Being
			     		                          Ended		           Ended             A
			 			                          November 30,     	November 30,	   Developmental
				     	   	                      1996		            1995	        Stage Company


Operating activities:

  Net income (loss)		               	$	-		          $ 	-		           $  (2,462,564)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Amortization expense              	-		            	-		                   6,200
  Changes in operating assets and
    liabilities:
    Accounts payable       		         	-		            	-          		         8,000
Cash provided by (used in)
 operating activities				              -			            -		              (2,448,364)
Investing activities:				              -		            	-		                 	-
Financing activities:
Loan proceeds			                     		-	            		-		                  66,364
  Issuance of capital stock			         -	            		-		               2,382,000
Cash provided by financing
  activities			                     	 	-	            		-          		     2,448,364
Net increase (decrease) in
 cash and cash equivalents          			-	            		-		                 	-
Cash and cash equivalents,
 beginning of period			               	-	            		-	                 		-
Cash and cash equivalents,
 end of period		               	    	$	-	           $ 	-	           	$    	-




See Notes to Consolidated Financial Statements





















			               	MERIT DIVERSIFIED INTERNATIONAL, INC.
				                 (A Developmental Stage Company)
			             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
					                      NOVEMBER 30, 1996

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1994 are not necessarily indicative of the results that may be expected for the year ended August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form
10-K for the year ended August 31, 1994.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period.

During April, 1996, the Board of Directors declared a reverse stock split, reducing the number of common shares outstanding through the distribution of one common share in exchange for twenty (20) common shares held by shareholders of record as of April 30, 1996. All references to common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the effect of this transaction.

Note 3- Related Party Transactions


The Company has been able to continue in existence and reduce its debts and obligations through the assistance of certain major shareholders who continue to fund the Companys general and administrative expenses and to pay outstanding obligations. There can be no assurance that these shareholders will continue such funding in the future.

Note 4- Going Concern


The Company has incurred significant losses since its inception and as of November 30, 1996, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.


















		             		MERIT DIVERSIFIED INTERNATIONAL, INC.
				               (A Developmental Stage Company)
		         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 				                    NOVEMBER 30, 1996




The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses. As of November 30, 1996, the Company has been successful in converting most of its debt to equity.

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
























			(Balance of Page Left Blank Intentionally)



























			                 	MERIT DIVERSIFIED INTERNATIONAL, INC.
				                   (A Developmental Stage Company)
					                       NOVEMBER 30, 1996


Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three month period ended November 30, 1996 and November 30, 1995, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

The information set forth in Managements Discussion and Analysis of Financial Condition and Results of Operations below includes forward looking statements within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in Managements Discussion and Analysis of Financial Condition and Results of Operations.

Plan of operation.

The Company has continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the current fiscal year. It is presently unknown whether any transaction will be concluded. The Company considers it current cash and cash equivalent balances inadequate to satisfy its cash requirements for the next twelve months. Legal and accounting and other expenses required could increase significantly in connection with any contemplated business combination. The Company may not have the liquidity and capital resources to consummate such business combination. Due to the nature of the Companys present activities, however the Company is unable to predict its likely expenditure for professional fees and other expenses. The Company has no major capital commitments nor access to mechanisms to fund working or operating capital, and there can be no assurance that it will be successful in its efforts to raise additional capital to maintain its plan of operation.

Results of Operations Three Months Ended November 30, 1996 and November 30,
1995

The Company has no assets and has not engaged in any operational activities
during the past three years.  At present, the Company has no employees.   The
Company does not expect any changes unless the Company concludes a merger or other business combination.

During the three months ended November 30, 1996, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.
















		                		MERIT DIVERSIFIED INTERNATIONAL, INC.
				                   (A Developmental Stage Company)
					                        NOVEMBER 30, 1996


Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation (Continued)


As stated above in the Plan of Operation, due to the nature of the Companys activities, the Companys prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operation would likely be materially affected by the business acquired or merge with the Company.






















(Balance of Page Left Blank Intentionally)





























			                  	MERIT DIVERSIFIED INTERNATIONAL, INC.
				                    (A Developmental Stage Company)
				   	                      NOVEMBER 30, 1996



Item 1			Legal Proceedings

     				None

Item 2			Change in Securities

      			None

Item 3			Defaults Upon Senior Securities

     				None

Item 4			Submission of Matters to a Vote of Security Holders

     				None

Item 5			Other Information

      			None

Item 6			Exhibits and Reports on Form 8-K

     				None





































                 				MERIT DIVERSIFIED INTERNATIONAL, INC.
				                   (A Developmental Stage Company)

                         						 SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           					MERIT DIVERSIFIED INTERNATIONAL, INC.
							                                    (Registrant)




Date:  January 23, 1997		By: __________________/s/__________________

                        					Michael Neri, Chief Accountant