Form 10-Q
period 1997-02-28
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1997-11-07
CIK 725752

SECURITIES AND EXCHANGE COMMISSION
					                     Washington, D.C. 20549

                                 FORM 10-Q

	         Quarterly Report Pursuant to Section 13 or 15 (d) of the
                    Securities and Exchange Act of 1934



     	  For the Quarter Ended		              	Commission File Number

 	        February 28, 1997					                   	0-12423



             				MERIT DIVERSIFIED INTERNATIONAL, INC.
		      (Exact name of registrant as specified in its charter)

        	    Nevada							                      94-2906927
(state or other jurisdiction of			           (I.R.S. Employer
 incorporation or organization)			           Identification No.)



         			 	25320 Bellanca Way, Torrance, CA  90505
			          (Address of principal executive offices)


 	Registrants telephone number, including area code:	 (310) 326-3871



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       			Yes			       		No	 X

The number of shares outstanding of each of the registrants classes of common stock, as of February 28, 1997 was 16,209,316 shares, all of one class of $.00 par value Common Stock.

















             				   MERIT DIVERSIFIED INTERNATIONAL, INC.
						                         FORM 10-Q
				                  Quarter Ended February 28, 1997

                 					    TABLE OF CONTENTS

FINANCIAL INFORMATION					                                         				PAGE

Item 1-	 Consolidated Financial Statements

       		Consolidated Balance Sheets as of February 28, 1997
         and August 31, 1996	                                    						3

       		Consolidated Statements of Operations for the three
         months	ended February 28, 1997 and February 29, 1996		       	4

       		Consolidated Statements of Operations for the six months
       		ended February 28, 1997 and February 29, 1996	              		5

       		Consolidated Statements of Cash Flows for the three months
		       ended February 28, 1997 and February 29, 1996	              		6

       		Notes to Consolidated Financial Statements		                  7,8

Item 2- 	Managements Discussion and Analysis of Financial
		       Condition and Results of Operations				                       9-11

OTHER INFORMATION

Item 1- 	Legal Proceedings						                                      	12

Item 2-	 Changes in Securities						                                  	12

Item 3- 	Defaults upon Senior Securities			                          		12

Item 4- 	Submission of Matters to a Vote of Security Holders	         	12

Item 5- 	Other Information							                                     	12

Item 6-	 Exhibits and Reports on Form 8-K		                         			12


SIGNATURES								                                                  			13



















           				    MERIT DIVERSIFIED INTERNATIONAL, INC.
				                	(A Developmental Stage Company)
					                 PART 1: FINANCIAL INFORMATION
					                  CONSOLIDATED BALANCE SHEETS
				           AS OF FEBRUARY 28, 1997 AND AUGUST 31, 1996

                             							 February 28,	             August 31,
							                                 1997		                    1996
							                              (Unaudited)	               (Note 1)

Assets						                       	$ 	-	                     	$ 	-

Total Assets					                  	$ 	-                     		$ 	-


Liabilities and Shareholders Equity

Current liabilities

	Accounts and taxes payable		      	$  -	   	                  $   8,000

Total current liabilities			           -                       	   8,000

Commitments

Shareholders Equity

	Common Stock-no par value;
 50,000,000 shares authorized,
 16,209,316 issued and outstanding
 as of February 28, 1997 and
	August 31, 1996				              	1,332,349		                  1,332,349

	Additional paid-in capital			     1,130,215		                  1,122,215

	Accumulated deficit-accumulated
	during the developmental stage		(2,462,564)	                 	(2,462,564)

Total shareholders equity			       	$  -	                     	$   (8,000)

Total liabilities and
shareholders equity                	$ 	-	                     	$    	-





See Notes to Consolidated Financial Statements























           				    MERIT DIVERSIFIED INTERNATIONAL, INC.
				                	(A Developmental Stage Company)

          				    CONSOLIDATED STATEMENTS OF OPERATIONS
				          THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996
						                        	(UNAUDITED)

			                             		Three Months	    	Three Months	   Since Being
				   	                             Ended		           Ended		          A
				                             	February 28,		    February 29,	  Developmental
				   	                             1997		            1996	       Stage Company
				    			                                          (Note 1)

Net revenue		                    	$ 	-		           	$ 	-		         $ 	-

Costs and expenses:

  General and administrative        	-		             		-		             2,244,147
  Depreciation and amortization	     -  			           	-         		        6,200

Income (loss) from operations     $ 	-             				-         		$  (2,250,347)

Other income (expense):

  Interest expense		                	- 		            		-		               (22,518)
  Loss on sale of fixed assets	      -			             	-		                  (918)
  Loss on sale of investments      		-		             		-		              (269,800)
  Income from debt adjustment	      	-	             			-		               	86,419

Total other income (expense)	       	-	             			-	          	    (206,817)

Income before taxes
 on income			                      		-		             		-          		  (2,457,164)

Taxes on income	                  			-             				-		                 5,400

Net income (loss)		                		-			             	-		            (2,462,564)

Net income (loss) per share		        nil		           		nil

Weighted average number of shares
  and share equivalents
  outstanding				                   16,209,316	       	19,717,435





See Notes to Consolidated Financial Statements



















				                  MERIT DIVERSIFIED INTERNATIONAL, INC.
				                   	(A Developmental Stage Company)

           				       CONSOLIDATED STATEMENTS OF OPERATIONS
				               SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996
						                            (UNAUDITED)


				  	                            Six Months	  	  Six Months	    Since Being
				     	                           Ended		         Ended       		    A
				  	                           February 28,    February 29,    Developmental
				     	                           1997		          1996	        Stage Company
				    			                                        (Note 1)

Net revenue			                   	$ 	-	          	$ 	-	          	$ 	-

Costs and expenses:

  General and administrative        	-			            -		               2,244,147
  Depreciation and amortization     	-  	          		-		                	  6,200

Income (loss) from operations     $ 	-		            	-	          	$   (2,250,347)

Other income (expense):

  Interest expense	                	 -            			-		                 (22,518)
  Loss on sale of fixed assets      	-		            	-			                   (918)
  Loss on sale of investments		      -			            -		                (269,800)
  Income from debt adjustment      		-	            		-		                	 86,419

Total other income (expense)       		-	            		-		                (206,817)

Income before taxes
 on income	                     				 -	            		-	          	    (2,457,164)

Taxes on income		                  		-	            		-		                   5,400

Net income (loss)			                	-		            	-		              (2,462,564)

Net income (loss) per share	        	nil	          		nil

Weighted average number of shares
  and share equivalents
  outstanding				                   16,209,316		     19,717,435




See Notes to Consolidated Financial Statements





















        				    MERIT DIVERSIFIED INTERNATIONAL, INC.
		             			(A Developmental Stage Company)

        				   CONSOLIDATED STATEMENTS OF CASH FLOWS
			        THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996
						                    (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

                      							           Three Months		           Three Months
					  		                                  Ended		                  Ended
					 		                                February 28,           		February 29,
					    	   	                             1997 		                   1996


Operating activities:

  Net income (loss)			                  	$ 	-	    	              	$ 	-
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Amortization expense                  		-	                   			 -
  Changes in operating assets and
     liabilities:
    Accounts payable       		              (8,000)		               		-
Cash provided by (used in)
 operating activities               			 	  (8,000)              				 -
Investing activities:				                  	-			                   	 -
Financing activities:
  Contribution by shareholder		             8,000
  Loan proceeds						                       -				                    -
  Issuance of capital stock			            	 - 			                   	-
Cash provided by financing
 activities				         	                   8,000                				-
Net increase (decrease) in
 cash and cash equivalents                 	-	 		                   	-
Cash and cash equivalents,
 beginning of period					                   -                    				-
Cash and cash equivalents,
 end of period				                      	$ 	-		                  	$  -



See Notes to Consolidated Financial Statements























				            MERIT DIVERSIFIED INTERNATIONAL, INC.
				             	(A Developmental Stage Company)
				         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
					                  	FEBRUARY 28, 1997

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form
10-K for the year ended August 31, 1996.

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

Note 4- Going Concern


The Company has incurred significant losses since its inception and as of February 28, 1997, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.




















				            MERIT DIVERSIFIED INTERNATIONAL, INC.
					             (A Developmental Stage Company)
			     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
					                  	FEBRUARY 28, 1997


The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses. As of February 28, 1997, the Company has been successful in converting most of its debt to equity.

The Company is considered a development stage Company and will remain in this status until operations begin. There can be no assurance that the Company will be able to merge with an operating company, acquire an ongoing business, or that the major shareholders will continue to pay the expenses of the Company.

Note 5- Common Stock


During February, 1997, major shareholders contributed $8,000 to the capital of the Company to satisfy outstanding accounts payable. No additional shares of the Company were issued as a result of this contribution to capital and the amount was recorded as additional paid in capital.













(Balance of Page Left Blank Intentionally)





























				             MERIT DIVERSIFIED INTERNATIONAL, INC.
					              (A Developmental Stage Company)
						                    FEBRUARY 28, 1997


Item 2 - Managements Discussion and Analysis of Financial Condition and
     	   Results of Operations or Plan of Operation


The following review concerns the three and six month periods ended February 28, 1997 and February 29, 1996, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Results of Operations Three and Six Months Ended February 28, 1997 and February 29, 1996

The Company has no assets and has not engaged in any operational activities
during the past four years.  At present, the Company has no employees.   The
Company does not expect any changes in its operations unless the Company concludes a merger or other business combination.

During the three months ended February 28, 1997, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.



















				              MERIT DIVERSIFIED INTERNATIONAL, INC.
				               	(A Developmental Stage Company)
					                     	FEBRUARY 28, 1997

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

Recent accounting pronouncements: On March 3, 1997, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards
SFAS) No. 128, Earning Per Share. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in the fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income, as components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 120 required that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No.131 establishes standards for the way that public companies report information bout operating segments in annual financial statements and required reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosure regarding products and services, geographic areas and major customer. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.


















				              MERIT DIVERSIFIED INTERNATIONAL, INC.
				               	(A Developmental Stage Company)
						                     FEBRUARY 28, 1997

Item 2 - Managements Discussion and Analysis of Financial Condition and
	        Results of Operations or Plan of Operation (Continued)


Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.
























(Balance of Page Left Blank Intentionally)
























				                 MERIT DIVERSIFIED INTERNATIONAL, INC.
			                  		(A Developmental Stage Company)
					                        	FEBRUARY 28, 1997


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



                    					MERIT DIVERSIFIED INTERNATIONAL, INC.
							                              (Registrant)




Date:  April 16, 1997			By :__________________/s/__________________

                 						    Mike Neri, President, Chief Accountant