Form 10-Q
period 1997-05-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1997-11-07
CIK 725752

SECURITIES AND EXCHANGE COMMISSION
					                     Washington, D.C. 20549

                          						FORM 10-Q

        		Quarterly Report Pursuant to Section 13 or 15 (d) of the
			                	Securities and Exchange Act of 1934



       	For the Quarter Ended			         	Commission File Number

    	       May 31, 1997	                   					0-12423



                				MERIT DIVERSIFIED INTERNATIONAL, INC.
		       (Exact name of registrant as specified in its charter)

   		           Nevada						                   94-2906927
	 (state or other jurisdiction of		        (I.R.S. Employer
	 incorporation or organization)		         Identification No.)



         			4570 Campus Drive, Newport Beach, California  92660
				            (Address of principal executive offices)


     Registrants telephone number, including area code:   (714) 252-2121


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  				Yes				             	No

The number of shares outstanding of each of the registrants classes of common stock, as of May 31, 1997 was 16,209,316 shares, all of one class of $.00 par value Common Stock.















        				      MERIT DIVERSIFIED INTERNATIONAL, INC.
						                         FORM 10-Q
				                   Quarter Ended May 31, 1997

                    					  TABLE OF CONTENTS

FINANCIAL INFORMATION		                               					    	      	 PAGE

Item 1- 	Consolidated Financial Statements

       		Consolidated Balance Sheets as of May 31, 1997 and
		       August 31, 1996	                                         							3

       		Consolidated Statements of Operations for the three months
		       ended May 31, 1997 and May 31, 1996				                        	4

       		Consolidated Statements of Operations for the nine months
	       	ended May 31, 1997 and May 31, 1996			                        		5

       		Consolidated Statements of Cash Flows for the three months
	       	ended May 31, 1997 and May 31, 1996		                         		6

       		Notes to Consolidated Financial Statements	                   7,8

Item 2- 	Managements Discussion and Analysis of Financial
		       Condition and Results of Operations		                    		   9-11

OTHER INFORMATION

Item 1-	 Legal Proceedings			                                       					12

Item 2-	 Changes in Securities	                                    						12

Item 3- 	Defaults upon Senior Securities		                            			12

Item 4-	 Submission of Matters to a Vote of Security Holders           		12

Item 5- 	Other Information		                                       						12

Item 6- 	Exhibits and Reports on Form 8-K		                           			12


SIGNATURES		                    					                   			             	13























 			              	MERIT DIVERSIFIED INTERNATIONAL, INC.
				                 (A Developmental Stage Company)
				                  PART 1: FINANCIAL INFORMATION
				                   CONSOLIDATED BALANCE SHEETS
			               AS OF MAY 31, 1997 AND AUGUST 31, 1996


							                              May 31		            August 31,
							                               1997		    	          1996
							                           (Unaudited)         		 (Note 1)

Assets						                      	$	-	                  	$	-

Total Assets				                 		$	-	                  	$	-


Liabilities and Shareholders Equity

Current liabilities

	Accounts and taxes payable		      	$  -             	   	$  8,000

Total current liabilities				          -	                	   8,000

Commitments

Shareholders Equity

	Common Stock-no par value;
 50,000,000 	shares authorized,
 16,209,316 issued and
 outstanding as of May 31, 1997
 and 	August 31, 1996				 	         1,332,349		            1,332,349

	Additional paid-in capital		      	1,130,215	           	 1,122,215

	Accumulated deficit-accumulated
	during the developmental stage	  	(2,462,564)		          (2,462,564)

Total shareholders equity			        	$ 	-            		 $     (8,000)

Total liabilities and
shareholders equity	                 $	 -		             $      	-







See Notes to Consolidated Financial Statements

















              				 MERIT DIVERSIFIED INTERNATIONAL, INC.
				                 (A Developmental Stage Company)

			              	CONSOLIDATED STATEMENTS OF OPERATIONS
			              THREE MONTHS ENDED MAY 31, 1997 AND 1996
						                         (UNAUDITED)

                           					Three Months	     Three Months	   Since Being
			        	                       Ended		           Ended		          A
			        	                      May 31,		          May 31,		    Developmental
				   	                           1997		             1996	       Stage Company
				    			                                         (Note 1)
Net revenue			                 	$  	-	             $   	-		         $ 	-

Costs and expenses:

  General and administrative	      	-	                		-		           2,244,147
  Depreciation and amortization    	-  			              -			              6,200

Income (loss) from operations  	$  	-		                	-	         	$  (2,250,347)

Other income (expense):

  Interest expense	               		-               			-		                (22,518)
  Loss on sale of fixed assets	     -	               		-        		           (918)
  Loss on sale of investments		     -			               -		               (269,800)
  Income from debt adjustment	     	-		              	 - 	         	       86,419

Total other income (expense)      		-	               		-		               (206,817)

Income before taxes
 on income			                     		-	               		-		             (2,457,164)

Taxes on income			                 	-		               	-		                	 5,400

Net income (loss)		               		-	               		-          		   (2,462,564)

Net income (loss) per share	     	nil		             	nil

Weighted average number of shares
  and share equivalents
  outstanding			                	16,209,316	       	19,717,435





See Notes to Consolidated Financial Statements

















           				    MERIT DIVERSIFIED INTERNATIONAL, INC.
			                		(A Developmental Stage Company)

          				    CONSOLIDATED STATEMENTS OF OPERATIONS
				              SIX MONTHS ENDED MAY 31, 1997 AND 1996
						                         (UNAUDITED)



               				 	        Nine Months	    Nine Months		  Since Being
				                            Ended	          Ended		          A
				                           May 31,		       May 31,		   Developmental
				                            1997		          1996	      Stage Company
				    			                                   (Note 1)
Net revenue			                	$ 	-	       	$ 	-		         $       	-

Costs and expenses:

  General and administrative	    	-         			-		              2,244,147
  Depreciation and amortization	  -  		       	-			                 6,200

Income (loss) from operations	  $	-		         	-	          	$  (2,250,347)

Other income (expense):

  Interest expense		             	-		         	-		                (22,518)
  Loss on sale of fixed assets   	-			         -          		         (918)
  Loss on sale of investments	    - 	        		-		               (269,800)
  Income from debt adjustment	   	-		         	-              		 	 86,419

Total other income (expense)    		-			         -		               (206,817)

Income before taxes
 on income					                   -		         	-		             (2,457,164)

Taxes on income		               		-	         		-		               	  5,400

Net income (loss)	             			-         			-	          	   (2,462,564)

Net income (loss) per share	   	nil		        	nil

Weighted average number of shares
  and share equivalents
  outstanding			              	16,209,316	  	19,717,435





See Notes to Consolidated Financial Statements



















      				   MERIT DIVERSIFIED INTERNATIONAL, INC.
				          	(A Developmental Stage Company)

      				  CONSOLIDATED STATEMENTS OF CASH FLOWS
				      THREE MONTHS ENDED MAY 31, 1997 AND 1996
						                  (UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents


                      						              Three Months	      	Three Months
					     		                                 Ended		             Ended
					     		                                May 31,		            May 31,
      	                                      1997		               1996

Operating activities:

  Net income (loss)			                      	$	-		                	$ -
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Amortization expense             	         	-		                 	-
  Changes in operating assets and
     liabilities:
    Accounts payable       		                 (8,000)		             	-
Cash provided by (used in)
 operating activities			                      (8,000)		             	-
Investing activities:				                      	-		                 	-
Financing activities:
  Contribution by shareholder		                8,000
  Loan proceeds					                           	-		                 	-
  Issuance of capital stock				                 -		                 	-
Cash provided by financing
 activities				        	                       8,000	              		-
Net increase (decrease) in
 cash and cash equivalents	                  			-                 			-
Cash and cash equivalents,
 beginning of period				                       	-			                 -
Cash and cash equivalents,
 end of period				                          	$ 	-	                $  -




See Notes to Consolidated Financial Statements






















         				    MERIT DIVERSIFIED INTERNATIONAL, INC.
					              (A Developmental Stage Company)
				         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
						                      MAY 31, 1997

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form 10-K for the year ended August 31, 1996.

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

Note 4- Going Concern


The Company has incurred significant losses since its inception and as of May 31, 1997, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.




















            				   MERIT DIVERSIFIED INTERNATIONAL, INC.
				                	(A Developmental Stage Company)
			       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
						                       MAY 31, 1997



The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses. As of May 31, 1997, the Company has been successful in converting most of its debt to equity.

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





















(Balance of Page Left Blank Intentionally)






















              		    MERIT DIVERSIFIED INTERNATIONAL, INC.
					                  (A Developmental Stage Company)
						                          MAY 31, 1997

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three and nine month periods ended May 31, 1997 and May 31, 1996, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Results of Operations Three Months and Nine Months Ended May 31, 1997 and May 31, 1996

The Company has no assets and has not engaged in any operational activities
during the past four years.  At present, the Company has no employees.   The
Company does not expect any changes in its operations unless the Company concludes a merger or other business combination.

During the three and nine months ended May 31, 1997, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

















            				    MERIT DIVERSIFIED INTERNATIONAL, INC.
				                 	(A Developmental Stage Company)
						                        MAY 31, 1997


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

Recent accounting pronouncements: On March 3, 1997, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards
(SFAS) No. 128, Earning Per Share. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS
No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in the fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

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

Also, in June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No.131 establishes standards for the way that public companies report information about operating segments in annual financial statements and required reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosure regarding products and services, geographic areas and major customer. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.















				                MERIT DIVERSIFIED INTERNATIONAL, INC.
					                 (A Developmental Stage Company)
						                         MAY 31, 1997


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





















(Balance of Page Left Blank Intentionally)






























          				        MERIT DIVERSIFIED INTERNATIONAL, INC.
				                   	(A Developmental Stage Company)
						                           MAY 31, 1997




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



                     					MERIT DIVERSIFIED INTERNATIONAL, INC.
							                               (Registrant)




Date:  July 14, 1997			By: __________________/s/__________________

				                     	Dwight Mallette, Secretary, Chief Accountant