Form 10-K
period 1997-08-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1998-11-04
CIK 725752

Form 10-K for MERIT DIVERSIFIED INTERNATIONAL, INC.
Filed on Oct. 7. 1998

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:  August 31, 1997

MERIT DIVERSIFIED INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)


	      Nevada		        0-12423                     94-2906927
(state or other jurisdiction)      (Commission File No.)     (IRS Employer #)


		5320 Bellanca Way, Torrance, CA			     90505
	  (address or principal executive office)	                (Zip Code)

(310) 326-3871
(Registrant's telephone number)

Securities registered pursuant to section 12(g) of the Act:
(Common Stock, no par value
(Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	______	No	___X___


The aggregate market value of the voting stock held by non-affiliates of the
Registrant: Currently, the Company's stock is thinly traded. There are 4,942,257 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $1.25 per share. Using this value of $1.25 per share, the aggregate market value is estimated at $6,177,821. Number of common shares, without par value, outstanding as of August 31, 1997, was 30,042,257.


1




MERIT DIVERSIFIED INTERNATIONAL, INC.
FORM 10-K

Fiscal Year ended August 31, 1997


TABLE OF CONTENTS

												Page No.


Part I

	Item 1	Business

	Item 2	Properties

	Item 3	Legal Proceedings

	Item 4	Submission of Matters to a vote of Security Holders


Part II

	Item 5	Market for Registrant's Common Stock and Related
			Stockholder Matters

	Item 6	Selected Financial Data

	Item 7	Management's Discussion and Analysis of Financial
			Condition and Results of Operation

	Item 8	Consolidated financial Statements and Supplementary
			Data

	Item 9	Changes in and Disagreements with Accounts on
			Accounting and Financial Disclosure


Part III

	Item 10	Directors and Executive Officers of the Registrant

	Item 11	Executive Compensation

	Item 12	Security Ownership of Certain Beneficial Owners
			and Management

	Item 13	Certain Relationships and Related Transactions


Part IV

	Item 14	Exhibits, Financial Statements, Schedules and Reports
			on Form 8-K
MERIT DIVERSIFIED INTERNATIONAL, INC.

PART I


ITEM 1:	BUSINESS (General)

A.	The Company

Merit Diversified International, Inc. ("the Company") currently has no operations and no cash flow or operating capital. The Company is considered to be a develop- ment-stage company, and will continue to be classified as such until the Company initiates business operations.

B.	History of Operations

The Company was incorporated in the State of Utah, in 1983, subsequently rein-corporating in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. Since 1988, the Company has made several attempts to acquire and operate various businesses. All efforts have proven to be unsuccessful.

In 1994, the Company purchased from Phalanx, Ltd., certain rights to molds and designs of exclusive jewelry. These were purchased with 27,000,000 shares of the Company's common stock. Originally valued at $270,000 this investment proved to be worthless. Major shareholders of the Company sued for return of the shares. On February 9, 1995, the Superior Court of the County of Maricopa, Arizona decided that the 27,000,000 were improperly given and denied those shares voting rights. On March 23, 1995, a shareholders meeting was held whereby those shares were rescinded and returned to the Company.

In April, 1996, the Company approved a 20 to 1 reverse stock split. Subsequent to the stock split, the Company approved a merger with a company named NEAT, Inc., a Nevada corporation, through the issuance of 13,000,000 shares of common stock, with the intent of marketing a certain new technology and combining the companies. Both parties chose not to continue the merger; however, NEAT, Inc. returned 13,000,000 shares to the Company. There is no assurance that the potential business will be successful.

During the past five fiscal years, the Company has been dormant. During May 1997, and in anticipation of the acquisition of Global Resources and Technology, Inc., the Company appointed Mr. Mallette as officer and interim director to investigate and facilitate the acquisition of a viable business operation focusing on environmental products and services. During June 1997, the Company identified a business opportunity with Amwest Environmental Group, Inc. (AEG). AEG held contracts to perform environmental reclamation services for certain cities in the Peoples Republic of China and secured property, plant and equipment in those cities to operate recycling and manufacturing facilities. The company issued 25,100,000 shares of no par value Common Stock to Jen Investments Corporation, in trust for the benefit of AEG, pending shareholder approval of the exchange of those shares for AEG's investment in Global Resources & Technology, Inc. (Global). During
May 1997, AEG formed Global as a wholly owned subsidiary and transferred certain contracts for enviromental clean-up projects, patents, and proprietary technologies associated with environmental clean-up and protection, and certain assets acquired including property, plant and equipment, including land, that it had acquired by purchase. The property, plant, equipment and land are located in the Peoples Republic of China. However, the merger to this date has not yet been completed and the Company does not anticipate that it will be completed in the future.

As of August 31, 1997, the Company had no employees and no operating assets. The Company continues to meet its organizational obligations through the contribution of capital by major shareholders.

The Company has continued its efforts to acquire, merge with or enter into other forms of business combinations. It is presently unknown whether any transactions will be successfully concluded.

ITEM 2:	PROPERTIES

None.


ITEM 3:	LEGAL PROCEEDINGS

None.


ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.


ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is traded on the OTC Bulletin Board.

The quote below is from the "Pink sheets: and the OTC bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 1997.

Bid			High			1.00			Low			 .25

Ask			High			3.00			Low			 .75


ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.


For Year Ended August 31	 1997	   1996       1995        1994       1993
Net Sales	              		 0		 	    0	     	   0	          0	         0

Net Income (Loss)				      0		 	    0      (21,418)    (17,650)   (247,760)

Earnings (Loss) per Share	 NIL	    NIL	    		  0	   	      0	       (.02)

Cash Dividends per Share	  0		 	    0	     	   0	    	     0	          0

Total Assets			            0	    	 	0	   	     0        16,418      16,300

Long-term Notes Payable	   0		     	0	         0	  	       0	          0
Total Stockholders' Equity 0        0       (109,677)   (93,269)   (103,464)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION RESULTS OF OPERATIONS (Continued)

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward-looking statements are set forth in "Management's Discussion and Analysis of Financial condition and Results of Operations".

Year Ended August 31, 1997 and 1996

The Company has no assets, and has not engaged in any operational activities during the past five (5) years. At present, the Company has no employees. The Company does not expect any changes unless the Company concludes a merger or other business combination.

During the years ended august 31, 1996 and 1997, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses.
As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net changes in cash.

Due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operation would likely be materially affected by the business acquired or merged with the Company.

The Company has continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the future fiscal year. It is presently unknown whether any transaction will be successfully concluded.


Liquidity and Capital Resources

Year Ended August 31, 1997

The Company currently does not have adequate reserves to satisfy its short -term obligations. The Company is currently seeking private placement funding to maintain its obligation until such time as its operations can generate cash flow. No guarantee can be made that the current development stage search for an operational business or private funding will be successful. The Company is able to continue because the major shareholders continue to cover administrative expenses. No guarantee can be made that the major shareholder will continue to cover these expenses.




ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS
        OF 	OPERATIONS (Continued)

The Company considers its current cash and cash equivalent balances inadequate to satisfy its cash requirements for the next twelve months.
Legal and accounting and other expenses required could increase significantly in connection with any contemplated business combination. The Company may not have the liquidity and capital resources to consummate such business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditure for professional fees and other expenses. The Company has no major capital commitments nor access to mechanisms to fund working or operating capital, and there can be no assurance that it will be successful in its efforts to raise additional capital to maintain its plan of operation.




Balance of Page Left Blank Intentionally







































MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)



ITEM 8	Financial Statements
	Index to Consolidated Financial Statements

________________________________________________________________________________
_____________________________________________________________________________
1997, 1996 and 1995 Consolidated Financial Statements:

	Report of Independent Certified Public Accountants

	Balance Sheets as of August 31, 1997 and 1996

	Statements of Operations for the Years Ended August 31, 1997,
	1996 and 1995

	Statements of Stockholders' Equity for the Years Ended August 31, 1997, 1996 and 1995

	Summary of Accounting Policies and Notes to Consolidated Financial
 Statements


Schedules --

	II	Valuation and Qualifying Accounts




























Andrew M. Smith, CPA
3711 Long Beach Blvd., Suite 809
Long Beach, Ca 90807
(562) 424-8679







To the Board of Directors
Merit Diversified International, Inc.:



INDEPENDENT AUDITOR'S REPORT



	I have audited the accompanying balance sheet of Merit Diversified International, Inc., a development-stage company, as of August 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 1997. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the statements prior to the year ended August 31, 1996. Other auditors audited those statements.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. Evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financcial statement presentation. I believe that my audit and those of other auditors provides a reasonable basis for my opinion.

	In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Diversified International, Inc., as of August 31, 1997 and the results of their operations and their cash flows for the three (3) years ended August 31, 1997 in conformity with generally-accepted accounting principles.



													Andrew M. Smith, CPA

                Dated:   August 25, 1998

MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


CONSOLIDATED BALANCE SHEETS




August 31,
                     																		1997		      1996

Assets

Total Assets														            		$ -		       $ -

Liabilities and Shareholders' Equity

	Current Liabilities

		Accounts and Taxes Payable							  	 8,000		      8,000

	Total Current Liabilities											  8,000		      8,000

Commitments and Contingencies

Shareholders' Equity

	Common Stock--No Par Value;
	50,000,000 shares authorized,
	30,042,257 and 16,209,316
	issued and outstanding as of
	1997 and 1996, respectively	 						  1,332,349	   1,332,349

	Additional Paid-in Capital			 					  1,122,215    1,122,215

	Accumulated Deficit--Accumulated
	during the developmental stage			 	 (2,462,564)  (2,462,564)

Total Shareholders' Equity						   	 (    8,000)  (    8,000)

Total Liabilities and Shareholders' Equity		$ -		     $ -











See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


CONSOLIDATED STATEMENTS OF OPERATIONS




Years Ended August 31, 1997, 1996 and 1995
                                           1997				   1996		   1995

Net Revenue									                       $ -					   $ -		    $ -

Costs and Expenses

      General and Administrative			          -	  					  -		    5,000
      Depreciation and Amortization				     	-	  					  -

Income (Loss) from Operations					           -				 			  -    ($ 5,000)

Other Income (Expense)						               	 -		 					  -		       -

Income Before Taxes on Income			          	  -	 						  -	     	  -

Taxes on Income				                     			  -	 						  -	     	  -

Net Income (Loss)		                   						 -	 						  -		    (21,418)

Net Income (Loss) Per Share		            			Nil  					  Nil		      0.0

Weighted Average Number of Shares
and Shares Equivalents Outstanding		    23,125,787			19,717,435		 36,525,554




















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years ended August 31,
1997, 1996 and 1995:

          				   		         Common Stock			     	    Paid-in		Accumulated
      				         		    Shares    		  Amount         Capital	  	(Deficit)

Balance, August 31,
1995				                 23,225,554		 $1,332,349	    $1,122,215	($2,462,564)

Purchase of Consulting			25,000,000
Reverse Stock Split	   	(45,814,276)
Purchase of Stock			     13,000,000
Purchase of Consulting				  798,038

Net Loss


Balance, August 31,
1996					                16,209,316			$1,332,349    $1,122,215	  ($2,462,564)

Purchase of consulting			 1,186,175
Issuance of shares			    25,646,766
Cancellation of Shares		(13,000,000)

Balance, August 31,
1997					                30,042,257			$1,332,349    $1,122,215	  ($2,462,564)





















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents



Years Ended August 31, 											    1997	  			 	  1996  		     1995

Operating Activities:

	Net Income (Loss)										          $ -				 		    $ -		        $ -

	Adjustments to reconcile net loss
	to cash used in operating activities:

	Depreciation Expense

	Loss on Devaluation

Changes in Operating Assets and
Liabilities:

	Accounts Payable

Cash Provided by (used in) Operating
Activities

Investing Activities:
	Net Decrease in Notes Payable
	Purchase of Fixed Assets

Cash Used in Investing Activities

Financing Activities:
	Net Change in Common Stock
	Paid-in Capital

Cash Provided by Financing Activities

Net Increase (Decrease) in Cash and
Cash Equivalents

Cash and Cash Equivalents,
Beginning of Period

Cash and Cash Equivalents,
End of Period

Significant Non-cash Transactions
	Fiscal Year ended August 31, 1997:
		Issuance of 25,100,000 Common Shares to JEN INVESTMENTS CORP.


Fiscal Year ended August 31, 1996:
		Reverse stock split 20 to 1. Issuance of 13,000,000 common shares to
  NEAT, Inc.

Fiscal Year ended August 31, 1995:
  Reccission of Phalanx Rights for 27,000,000 Shares of Common Stock











































See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	General Company Information and Summary of
      		Significant Accounting Policies

The Company was organized August 23, 1983, in the State of Utah. Initially, the Company published and attempted to market a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. Since 1988, the Company has made several attempts to acquire and operate various businesses. These have proven thus far to be unsuccessful.
Note 2 (below) lists some of the attempted acquisitions and the results. The Company continues to pursue a path of merger with an operating business.

The Company has incurred significant losses since its inception and as of August 31 1997, has no source of revenue. The Company has no cash, and has maintained its existence and paid ongoing expenses through the issuance of common stock.

The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses.

The Company is considered a development-stage company, and will remain in this status until operations begin. There can be no assurance that the Company will be able to merge with an operating company, acquire an ongoing business, or that the major shareholders will continue to pay the expense of the Company.


Basis of Presentation

The accompanying consolicated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Property and Equipment

As of August 31, 1997 the Company had no fixed assets. Previously the Company depreciated its fixed assets over their estimated useful lives on a straight line bases.

Development Stage Company

The Company has had no revenue or operations during the previous five years, and because of this has considers itself a development stage company. It will remain in this status until such time as it initiates or merges with operations of some kind. In the early years, the Company generated nominal revenues from the sale of its telephone directory. These minimal revenues have been netted with general and administrative expenses of those years.

















MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


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

Marketable securities at August 31, 1997 and 1996 had an original cost basis of $240,000. The stock is currently considered worthless.

Purchase of Phalanx, Ltd. Rights:

In 1994, the Company purchased from Phalanx, Ltd. certain rights to molds and designs of exclusive jewelry. These were purchased with 27,000,000 shares of the Company's common stock. Originally valued at $270,000 this investment proved to be worthless. Major shareholders of the Company sued for return of the shares. On February 9, 1995, the Superior Court of the County of Maricopa, Arizona decided that the 27,000,000 shares were improperly given and denied those shares voting rights. On March 23, 1995, a shareholders' meeting was held wherein those shares were rescinded and returned to the Company.



Proposed Merger:

As part of a proposed merger, the Company issued 1,250,000 shares to various parties for consulting. This merger was not successful; however, the shares of stock for consulting are still outstanding. Similarily, there were 25,100,000 shares issued in association with the proposed acquisition of Global Resources and Technology, Inc. During June 1997, the Company identified a business opportunity with Amwest Environmental Group, Inc. (AEG). AEG held contracts to perform environmental reclamation services for certain cities in the Peoples Republic of China and secured property, plant, and equipment in those cities to operate recycling and manufacturing facilities. The
Company issued 25,100,000 shares of no par value Common Stock to Jen Investments Corporation, in trust, for the benefit of AEG, pending shareholder approval of the exchange of those shares of AEG's investment in Global Resources & Technology, Inc. (Global). During May 1997, AEG formed Global as a wholly owned subsidiary and transferred certain contracts for environmental clean-up projects, patent and proprietary technologies associated with environmental clean-up and including land, that it had acquired by purchase. The property, plant, equipment, and land are located in the Peoples Republic of China. However, the merger to this date has yet been completed and the Company does not anticipate that it will be completed in the future.


Note 3.	Related Party Transactions

The Company has been able to continue in existence and to remove most of its debts because some of the major shareholders have continued to cover the administrative expenses and to pay outstanding debts. There is no guarantee that these shareholders will continue to fund the Company.

There are no outstanding obligations due to or from related parties as of August 31, 1997.


Note 4.	Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 1997

Note 5.  Going Concern

The Company has incurred significant losses since its inception and as of August 31, 1997, had no source of revenue. The Company also had no cash, and has paid for all of its ongoing expenses with the issuance of its common stock.

The Company has been able to continue because the major stockholders have been willing to continually invest in the Company to cover expenses. The Company is to be considered a development-stage company, and will remain in this status until operations have been established. No guarantee can be made that the Company will be able to merge with an operational company or that the major stockholders will continue to pay the expenses of the Company.
 As of August 31, 1997 and 1996, the Company had no assets.

Due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operation would likely be materially affected by the business acquired or merged with the Company.

In February 1997, major stockholders contributed $8,000 to pay old payables.

Note 6. Subsequent Events

The Company is currently seeking additional funding through debt and equity financing. The Company is also seeking a suitable merger candidate. No guarantees can be made that the company will be successful in its attempts to obtain funding or acquire or start an operational business.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)

SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS



NONE.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has changed it's accountant to Andrew M. Smith CPA.


ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

		The officers and directors of the Company were the following:

	Name				           Age									Title

	Dwight Mallette		  64								  Sec./Treasurer/Director


Mr. Dwight Mallette, age 64, has been a Director and Secretary and Treasurer of the Company since May 1997. Mr. Mallette has held positions including Director of Allstar Entertainment, Inc., Director of Largo Vista
International, Inc. and Director of Astral Ventures & Tours, Inc.


ITEM 11:	EXECUTIVE COMPENSATION

No officer or director receives compensation for services rendered except that the directors are authorized to receive 100 shares of R-144 Company stock for each directors meeting that they attend. No such stock has been issued.


ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 31, 1997, the following were beneficial owners of more than five percent of the Company's common stock.

		Stock			            Name and Address						      Ownership

		Common		            JEN INVESTMENTS CORP.			  	 25,100,000
                      c/o Allstar
                      4750 Campus Dr. #2
                      Newport Beach, Ca 92660

	                     	       Total as a Group:   25,100,000


The table below sets forth those directors and officers who own shares of Company stock.

		Common		            Dwight Mallette							       NONE



ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer, directly or indirectly, in indebted to the Company in an amount in excess of $60,000 as of the close of the fiscal year August 31, 1997.


ITEM 14:	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

a.	Audited Financial Statements.

SIGNATURES

The signature below is that of Mr Dwight Mallette. Mr. Mallette did not become involved with the Company until May 1997. Mr. Mallette disclaims any knowledge of, or liability for any transaction prior to this time.
Mr. Mallette signs below as a current officer and director.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Merit Diversified International, Inc.
(Registrant)




		____________/s/_____________________________
  Dwight Mallette, Chief Accountant, Secretary


Dated:  October 10, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	Signature					         										Title


			______________________/s/___________________
	  Dwight Mallette													Chief Accountant