Form 10-Q
period 1997-11-30
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1998-11-16
CIK 725752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                     Securities and Exchange Act of 1934


                For the Quarter Ended           Commission File Number

                  November 30, 1997                0-12423


                       MERIT DIVERSIFIED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

     Nevada                                                  94-2906927
 (state or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)



                        4570 Campus Dr # 307, Newport Beach, Ca 92660 (Address of principal executive offices)


   Registrants telephone number, including area code:    (714) 252-2121



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                               No

The number of shares outstanding of each of the registrants classes of common stock, as of November 30, 1997 was 30,042,257 shares, all of one class of $.00 par value Common Stock.










                           MERIT DIVERSIFIED INTERNATIONAL, INC.
                                       FORM 10-Q
                               Quarter Ended November 30, 1997

                                                  TABLE OF CONTENTS


FINANCIAL INFORMATION                                                PAGE
Item 1-  Consolidated Financial Statements

                Consolidated Balance Sheets as of November 30, 1997 and
                 August 31, 1997                                        3

                Consolidated Statements of Operations for the three months
                ended November 30, 1997 and November 30, 1996           4

                Consolidated Statements of Cash Flows for the three months
                ended November 30, 1997 and November 30, 1996           5
                Notes to Consolidated Financial Statements              6,7

Item 2-         Managements Discussion and Analysis of Financial
                       Condition and Results of Operations              8,9

OTHER INFORMATION

Item 1-  Legal Proceedings                                              10

Item 2-  Changes in Securities                                          10

Item 3-  Defaults upon Senior Securities                                10

Item 4-  Submission of Matters to a Vote of Security Holders            10

Item 5-  Other Information                                              10

Item 6-  Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                              11























                            MERIT DIVERSIFIED INTERNATIONAL, INC.
                             (A Developmental Stage Company)
                               PART 1: FINANCIAL INFORMATION
                                CONSOLIDATED BALANCE SHEETS
                           AS OF NOVEMBER 30, 1997 AND AUGUST 31, 1997


                  November 30,                               August 31,
                    1997                                      1997
                 (Unaudited)                                 (Note 1)

Assets
                                       $  -               $    -

Total Assets                           $   -              $    -


Liabilities and Shareholders Equity

Current liabilities

 Accounts and taxes payable              $    8,000        $    8,000

Total current liabilities                     8,000             8,000

Commitments

Shareholders Equity

Common Stock-no par value;
50,000,000 shares authorized,
16,209,316 issued and outstanding
as of November 30, 1997 and
August 31, 1997                          1,332,349           1,332,349

Additional paid-in capital               1,122,215           1,122,215

Accumulated deficit-accumulated
during the developmental stage          (2,462,564)         (2,462,564)

Total shareholders equity             $     (8,000)         $   (8,000)

Total liabilities and
shareholders equity                   $       -              $      -




See Notes to Consolidated Financial Statements


















                         MERIT DIVERSIFIED INTERNATIONAL, INC.
                          (A Developmental Stage Company)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED NOVEMBER 31, 1997 AND 1996
                                     (UNAUDITED)

                       Three Months           Three Months     Since Being
                       Ended                 Ended                 A
                       November 30,          November 30,     Developmental
                       1997                  1996              Stage Company
                                                              (Note 1)

Net revenue             $       -            $   -            $       -

Costs and expenses:

  General and administrative   -                  -              2,244,147
  Depreciation and amortization                   -                  6,200

Income (loss)from operations $ -                  -            $ (2,250,347)

Other income (expense):

  Interest expense             -                  -                 (22,518)
  Loss on sale of fixed assets -                  -                    (918)
  Loss on sale of investments  -                  -                (269,800)
  Income from debt adjustment  -                  -                  86,419

Total other income (expense)   -                  -                (206,817)

Income before taxes
 on income                     -                  -              (2,457,164)

Taxes on income                -                  -                   5,400

Net income (loss)              -                  -               (2,462,564)

Net income (loss) per share   nil                 nil

Weighted average number of shares
  and share equivalents
  outstanding             30,042,257          16,209,316




See Notes to Consolidated Financial Statements








                     MERIT DIVERSIFIED INTERNATIONAL, INC
                      (A Developmental Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED NOVEMBER 31, 1997 AND 1996
                                 (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

                 Three Months            Three Months       Since Being
                    Ended                  Ended                 A
                   November 30,          November 30,       Developmental
                     1997                    1996           Stage Company


Operating activities:

  Net income (loss) $       -            $     -           $  (2,462,564)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Amortization expense    -                  -                   6,200
  Changes in operating assets and
    liabilities:
    Accounts payable        -                  -                   8,000
Cash provided by (used in)
 operating activities       -                  -               (2,448,364)
Investing activities:       -                  -                     -
Financing activities:
Loan proceeds               -                  -                   66,364
  Issuance of capital stock -                  -                2,382,000
Cash provided by financing
activities                  -                  -                2,448,364
Net increase (decrease) in
 cash and cash equivalents  -                  -                      -
Cash and cash equivalents,
 beginning of period        -                  -                      -
Cash and cash equivalents,
 end of period      $       -             $    -              $       -




See Notes to Consolidated Financial Statements





                           MERIT DIVERSIFIED INTERNATIONAL, INC.
                           (A Developmental Stage Company)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    NOVEMBER 30, 1997

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form
10-K for the year ended August 31, 1997.

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

Note 4- Going Concern


The Company has incurred significant losses since its inception and as of November 30, 1997, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.


















                        MERIT DIVERSIFIED INTERNATIONAL, INC.
                         (A Developmental Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                NOVEMBER 30, 1997

The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses. As of November 30, 1997, the Company has been successful in converting most of its debt to equity.

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
































                        (Balance of Page Left Blank Intentionally)
















































                          MERIT DIVERSIFIED INTERNATIONAL, INC.
                             (A Developmental Stage Company)
                                   NOVEMBER 30, 1997


Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three month period ended November 30, 1997 and November 30, 1996, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Results of Operations Three Months Ended November 30, 1997 and November 30,
1996

The Company has no assets and has not engaged in any operational activities
during the past three years.  At present, the Company has no employees.   The
Company does not expect any changes unless the Company concludes a merger or other business combination.

During the three months ended November 30, 1997, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.
















                           MERIT DIVERSIFIED INTERNATIONAL, INC.
                             (A Developmental Stage Company)
                                    NOVEMBER 30, 1997


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






















(Balance of Page Left Blank Intentionally)





























                         MERIT DIVERSIFIED INTERNATIONAL, INC.
                            (A Developmental Stage Company)
                                 NOVEMBER 30, 1997



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



                     MERIT DIVERSIFIED INTERNATIONAL, INC.
                                  (Registrant)




Date:  November 7, 1998         By: __________________/s/__________________

                                    Dwight Mallette, Secretary, Chief Accountant