Form 10-Q
period 1998-02-28
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1998-11-16
CIK 725752

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15 (d) of the
                    Securities and Exchange Act of 1934



          For the Quarter Ended                         Commission File Number

                February 28, 1998                            0-12423



                                        MERIT DIVERSIFIED INTERNATIONAL, INC.
                      (Exact name of registrant as specified in its charter)

             Nevada                                  94-2906927
(state or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)



                                  4570 Campus Dr # 307, Newport Beach, Ca 92667 (Address of principal executive offices)


        Registrants telephone number, including area code:       (714) 252-2121



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes                                     No       X

The number of shares outstanding of each of the registrants classes of common stock, as of February 28, 1998 was 30,042,257 shares, all of one class of $.00 par value Common Stock.

















                      MERIT DIVERSIFIED INTERNATIONAL, INC.
                                  FORM 10-Q
                       Quarter Ended February 28, 1998
                              TABLE OF CONTENTS

FINANCIAL INFORMATION                                                  PAGE

Item 1-  Consolidated Financial Statements

                Consolidated Balance Sheets as of February 28, 1998
         and August 31, 1997                                            3

                Consolidated Statements of Operations for the three
         months ended February 28, 1998 and February 29, 1997           4

                Consolidated Statements of Operations for the six months
                ended February 28, 1998 and February 29, 1997           5

                Consolidated Statements of Cash Flows for the three months
                       ended February 28, 1998 and February 29, 1997    6

                Notes to Consolidated Financial Statements            7,8

Item 2-         Managements Discussion and Analysis of Financial
                       Condition and Results of Operations           9-11

OTHER INFORMATION

Item 1-         Legal Proceedings                                    12

Item 2-  Changes in Securities                                       12

Item 3-         Defaults upon Senior Securities                      12

Item 4-         Submission of Matters to a Vote of Security Holders  12

Item 5-         Other Information                                    12

Item 6-  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                           13


















                      MERIT DIVERSIFIED INTERNATIONAL, INC.
                         (A Developmental Stage Company)
                          PART 1: FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF FEBRUARY 28, 1998 AND AUGUST 31, 1997

                                 February 28,                August 31,
                                  1998                        1997
                                 (Unaudited)                  (Note 1)

Assets                              $       -                 $       -

Total Assets                        $       -                 $       -


Liabilities and Shareholders Equity

Current liabilities

  Accounts and taxes payable        $  -                       $   8,000

Total current liabilities              -                           8,000

Commitments

Shareholders Equity

     Common Stock-no par value;
 50,000,000 shares authorized,
 30,042,257 issued and outstanding
 as of February 28, 1998 and
 August 31, 1997                    1,332,349                   1,332,349

  Additional paid-in capital        1,130,215                   1,122,215

  Accumulated deficit-accumulated
  during the developmental stage   (2,462,564)                  (2,462,564)

Total shareholders equity          $  -                         $   (8,000)

Total liabilities and
shareholders equity                $       -                    $       -





See Notes to Consolidated Financial Statements






















                 MERIT DIVERSIFIED INTERNATIONAL, INC.
                   (A Developmental Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                           (UNAUDITED)

                           Three Months       Three Months       Since Being
                              Ended           Ended                 A
                            February 28,    February 29,        Developmental
                             1998             1997             Stage Company
                            (Note 1)

Net revenue                $       -        $       -          $      -

Costs and expenses:

  General and administrative       -                -              2,244,147
  Depreciation and amortization    -                -                  6,200

Income (loss) from operations $     -               -          $  (2,250,347)

Other income (expense):

  Interest expense                  -               -               (22,518)
  Loss on sale of fixed assets      -               -                  (918)
  Loss on sale of investments       -               -              (269,800)
  Income from debt adjustment       -               -                86,419

Total other income (expense)        -               -              (206,817)

Income before taxes
 on income                          -               -            (2,457,164)

Taxes on income                     -               -                 5,400

Net income (loss)                   -               -            (2,462,564)

Net income (loss) per share        nil             nil

Weighted average number of shares
  and share equivalents
  outstanding                 30,042,257      16,209,316





See Notes to Consolidated Financial Statements



















                    MERIT DIVERSIFIED INTERNATIONAL, INC.
                      (A Developmental Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                               (UNAUDITED)


                           Six Months       Six Months       Since Being
                             Ended            Ended               A
                           February 28,    February 28,    Developmental
                             1998              1997        Stage Company
                           (Note 1)

Net revenue               $       -        $       -        $       -

Costs and expenses:

  General and administrative      -                -           2,244,147
  Depreciation and amortization   -                -               6,200

Income (loss) from operations $   -                -      $   (2,250,347)

Other income (expense):

  Interest expense                -                -             (22,518)
  Loss on sale of fixed assets    -                -                (918)
  Loss on sale of investments     -                -            (269,800)
  Income from debt adjustment     -                -              86,419

Total other income (expense)      -                -            (206,817)

Income before taxes
 on income                        -                -          (2,457,164)

Taxes on income                   -                -               5,400

Net income (loss)                 -                -          (2,462,564)

Net income (loss) per share      nil              nil

Weighted average number of shares
  and share equivalents
  outstanding               30,042,257       16,209,316




See Notes to Consolidated Financial Statements





















                 MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                              (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

                                        Three Months          Three Months
                                           Ended                 Ended
                                        February 28,          February 28,
                                            1998                  1997


Operating activities:

  Net income (loss)                    $       -              $       -
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Amortization expense                       -                      -
  Changes in operating assets and
     liabilities:
    Accounts payable                       (8,000)                    -
Cash provided by (used in)
 operating activities                      (8,000)                    -
Investing activities:                         -                       -
Financing activities:
  Contribution by shareholder               8,000
  Loan proceeds                               -                       -
  Issuance of capital stock                   -                       -
Cash provided by financing
 activities                                 8,000                     -
Net increase (decrease) in
 cash and cash equivalents                    -                       -
Cash and cash equivalents,
 beginning of period                          -                       -
Cash and cash equivalents,
 end of period                        $       -                    $  -



See Notes to Consolidated Financial Statements























                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1998

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form
10-K for the year ended August 31, 1997.

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

Note 4- Going Concern


The Company has incurred significant losses since its inception and as of February 28, 1998, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.




















                  MERIT DIVERSIFIED INTERNATIONAL, INC.
                    (A Developmental Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         FEBRUARY 28, 1998


The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses. As of February 28, 1998, the Company has been successful in converting most of its debt to equity.

The Company is considered a development stage Company and will remain in this status until operations begin. There can be no assurance that the Company will be able to merge with an operating company, acquire an ongoing business, or that the major shareholders will continue to pay the expenses of the Company.















(Balance of Page Left Blank Intentionally)





























                       MERIT DIVERSIFIED INTERNATIONAL, INC.
                         (A Developmental Stage Company)
                               FEBRUARY 28, 1998


Item 2 - Managements Discussion and Analysis of Financial Condition and
           Results of Operations or Plan of Operation


The following review concerns the three and six month periods ended February 28, 1998 and February 28, 1997, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Results of Operations Three and Six Months Ended February 28, 1998 and February 28, 1997

The Company has no assets and has not engaged in any operational activities
during the past four years.  At present, the Company has no employees.   The
Company does not expect any changes in its operations unless the Company concludes a merger or other business combination.

During the three months ended February 28, 1998, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.



















                    MERIT DIVERSIFIED INTERNATIONAL, INC.
                    (A Developmental Stage Company)
                           FEBRUARY 28, 1998

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


















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)
                              FEBRUARY 28, 1998

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
























(Balance of Page Left Blank Intentionally)
























                     MERIT DIVERSIFIED INTERNATIONAL, INC.
                        (A Developmental Stage Company)
                                FEBRUARY 28, 1998


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



        MERIT DIVERSIFIED INTERNATIONAL, INC.
        (Registrant)




Date:  November 7, 1998         By :__________________/s/__________________

                                  Dwight Mallette, Secretary, Chief Accountant