Form 10-Q
period 1998-05-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1998-11-16
CIK 725752

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities and Exchange Act of 1934



For the Quarter Ended                                   Commission File Number

May 31, 1998                                              0-12423

                                 MERIT DIVERSIFIED INTERNATIONAL, INC.
                       (Exact name of registrant as specified in its charter)

Nevada                                                       94-2906927
(state or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


4570 Campus Drive, Newport Beach, California  92660
Address of principal executive offices)


Registrants telephone number, including area code:   (714) 252-2121


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes                                             No

The number of shares outstanding of each of the registrants classes of common stock, as of May 31, 1998 was 30,042,257 shares, all of one class of $.00 par value Common Stock.














               MERIT DIVERSIFIED INTERNATIONAL, INC.
                            FORM 10-Q
                      Quarter Ended May 31, 1998

                        TABLE OF CONTENTS

FINANCIAL INFORMATION                                               PAGE

Item 1-         Consolidated Financial Statements

                Consolidated Balance Sheets as of May 31, 1998 and
                       August 31, 1997                                3

                Consolidated Statements of Operations for the three months
                       ended May 31, 1998 and May 31, 1997            4

                Consolidated Statements of Operations for the nine months
                ended May 31, 1998 and May 31, 1997                   5

                Consolidated Statements of Cash Flows for the three months
                ended May 31, 1998 and May 31, 1997                   6

                Notes to Consolidated Financial Statements            7,8

Item 2-         Managements Discussion and Analysis of Financial
                       Condition and Results of Operations           9-11

OTHER INFORMATION

Item 1-  Legal Proceedings                                           12

Item 2-  Changes in Securities                                       12

Item 3-         Defaults upon Senior Securities                      12

Item 4-  Submission of Matters to a Vote of Security Holders         12

Item 5-         Other Information                                    12

Item 6-         Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                           13























                  MERIT DIVERSIFIED INTERNATIONAL, INC.
                    (A Developmental Stage Company)
                    PART 1: FINANCIAL INFORMATION
                      CONSOLIDATED BALANCE SHEETS
                AS OF MAY 31, 1998 AND AUGUST 31, 1997


                                 May 31                        August 31,
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
 50,000,000     shares authorized,
 30,042,257 issued and
 outstanding as of May 31, 1998
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







See Notes to Consolidated Financial Statements
















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                   (A Developmental Stage Company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MAY 31, 1998 AND 1997
                               (UNAUDITED)

                          Three Months      Three Months       Since Being
                            Ended               Ended               A
                           May 31,            May 31,          Developmental
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





See Notes to Consolidated Financial Statements
















                          MERIT DIVERSIFIED INTERNATIONAL, INC.
                           (A Developmental Stage Company)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED MAY 31, 1998 AND 1997
                                        (UNAUDITED)



                             Nine Months      Nine Months    Since Being
                              Ended           Ended              A
                              May 31,         May 31,        Developmental
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





See Notes to Consolidated Financial Statements


















                          MERIT DIVERSIFIED INTERNATIONAL, INC.
                            (A Developmental Stage Company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                       (UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents


                             Three Months              Three Months
                                 Ended                     Ended
                                May 31,                   May 31,
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




See Notes to Consolidated Financial Statements






















               MERIT DIVERSIFIED INTERNATIONAL, INC.
                (A Developmental Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 31, 1998

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form 10-K for the year ended August 31, 1997.

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

Note 4- Going Concern


The Company has incurred significant losses since its inception and as of May 31, 1998, has no source of revenue. The Company has no cash and has maintained its existence and paid ongoing expenses through the issuance of common stock.




















                 MERIT DIVERSIFIED INTERNATIONAL, INC.
                   (A Developmental Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            MAY 31, 1998



The Company has been able to continue because major shareholders have continued to invest in the Company to meet its expenses. As of May 31, 1998, the Company has been successful in converting most of its debt to equity.

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





















(Balance of Page Left Blank Intentionally)






















               MERIT DIVERSIFIED INTERNATIONAL, INC.
                  (A Developmental Stage Company)
                          MAY 31, 1998

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three and nine month periods ended May 31, 1998 and May 31, 1997, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Results of Operations Three Months and Nine Months Ended May 31, 1998 and May 31, 1997

The Company has no assets and has not engaged in any operational activities
during the past four years.  At present, the Company has no employees.   The
Company does not expect any changes in its operations unless the Company concludes a merger or other business combination.

During the three and nine months ended May 31, 1998, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

















                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                      (A Developmental Stage Company)
                               MAY 31, 1998


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















                     MERIT DIVERSIFIED INTERNATIONAL, INC.
                        (A Developmental Stage Company)
                                MAY 31, 1998


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





















(Balance of Page Left Blank Intentionally)






























                   MERIT DIVERSIFIED INTERNATIONAL, INC.
                     (A Developmental Stage Company)
                               MAY 31, 1998




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