Form 10-K
period 1998-08-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1999-05-24
CIK 725752

Form 10-K for MERIT DIVERSIFIED INTERNATIONAL, INC.
Filed on Dec. 10. 1998
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:  August 31, 1998

MERIT DIVERSIFIED INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)


	 Nevada	  	               0-12423             94-2906927
(state or other jurisdiction)      (Commission File No.)  (IRS Employer #)


1801 Avenue of the Stars, Suite 635, Los Angeles, CA  	    90067
	  (address or principal executive office)	  (Zip Code)

(310) 552-0870
(Registrant's telephone number)

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


The aggregate market value of the voting stock held by non-affiliates of the
Registrant: Currently, the Company's stock is thinly traded. There are 10,042,257 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $1.28 per share. Using this value of $1.28 per share, the aggregate market value is estimated at $12,866,641. Number of common shares, without par value, outstanding as of August 31, 1998, was 30,042,257.


1




MERIT DIVERSIFIED INTERNATIONAL, INC.
FORM 10-K

Fiscal Year ended August 31, 1998


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

The Company was incorporated in the State of Utah, in 1983, subsequently reincorporating in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. Since 1988, the Company has made several attempts to acquire and operate various businesses. All efforts have proven to be unsuccessful.

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

As a potential replacement to the above referenced China deal, on or about August 5, 1998 Jen Investments transferred to six entities 20,000,000 shares in exchange for an irrevocable commitment by International Synergy Holding Co, Ltd to transfer into Merit assets having a value of $5,000,000. It is anticipated by the Company that $2,000,000 of those commited assets will be booked on the records of Merit within the third quarter of the year 1999 and that the Company will seek to engage in the business of selling music over the Internet and other entertainment related businesses.

As of August 31, 1998, the Company had no employees and no operating assets. The Company continues to meet its organizational obligations through the contribution of capital by major shareholders.

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

The quote below is from the "Pink sheets: and the OTC bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 1998.

Bid	High		1.00		Low			 .125

Ask	High		3.00		Low			1.00

ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.


For Year Ended August 31   1998	   1997   1996      1995       1994
Net Sales	             0	    0	   0	      0	         0

Net Income (Loss)	     0	    0      0          0          0

Earnings (Loss) per Share    0      0	   0	      0	         0

Cash Dividends per Share     0	    0	   0	      0	         0

Total Assets		     0	    0	   0          0          0

Long-term Notes Payable	     0	    0	   0	      0	         0
Total Stockholders' Equity   0      0      0          0          0

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year Ended August 31, 1998 and 1997

The Company has no assets, and has not engaged in any operational activities during the past five (5) years. At present, the Company has no employees. The Company does not expect any changes unless the Company concludes a merger or other business combination.

During the years ended August 31, 1997 and 1998, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses.
As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net changes in cash.

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

Year Ended August 31, 1998

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
	Index to Consolidated Financial Statements

________________________________________________________________________________
_____________________________________________________________________________
1998, 1997 and 1996 Consolidated Financial Statements:

	Report of Independent Certified Public Accountants

	Balance Sheets as of August 31, 1998 and 1997

	Statements of Operations for the Years Ended August 31, 1998,
	1997 and 1996

	Statements of Stockholders' Equity for the Years Ended August 31, 1998, 1997 and 1996

	Summary of Accounting Policies and Notes to Consolidated Financial
 Statements


Schedules --

	II	Valuation and Qualifying Accounts




























Andrew M. Smith, CPA
3711 Long Beach Blvd., Suite 809
Long Beach, Ca 90807
(562) 424-8679







To the Board of Directors
Merit Diversified International, Inc.:



INDEPENDENT AUDITOR'S REPORT



	I have audited the accompanying balance sheet of Merit Diversified International, Inc., a development-stage company, as of August 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 1998. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the statements prior to the year ended August 31, 1996. Other auditors audited those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Diversified International, Inc., as of August 31, 1998 and the results of their operations and their cash flows for the three (3) years ended August 31, 1998 in conformity with generally-accepted accounting principles.



													Andrew M. Smith, CPA

                Dated:   November 25, 1998

MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


CONSOLIDATED BALANCE SHEETS





August 31,					1998		      1997

Assets

Total Assets					$ -		       $ -

Liabilities and Shareholders' Equity

	Current Liabilities

Accounts and Taxes Payable	 		8,000		      8,000

Total Current Liabilities			8,000		      8,000

Commitments and Contingencies

Shareholders' Equity

	Common Stock--No Par Value;
	50,000,000 shares authorized,
	30,042,257 and 16,209,316
	issued and outstanding as of
	1998 and 1997, respectively	    1,332,349	           1,332,349

	Additional Paid-in Capital	     1,122,215             1,122,215

	Accumulated Deficit--Accumulated
	during the developmental stage	    (2,462,564)           (2,462,564)

Total Shareholders' Equity	            (    8,000)           (    8,000)

Total Liabilities and Shareholders' Equity	 $ -		          $ -











See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


CONSOLIDATED STATEMENTS OF OPERATIONS




Years Ended August 31, 1998, 1997 and 1996
                                1998		   1997		   1996

Net Revenue	                $ -		   $ -		   $ -

Costs and Expenses

General and Administrative        -	             -		     -
Depreciation and Amortization	  -		     -
Income (Loss) from Operations	  -		     -                -

Other Income (Expense)            -		     -		      -

Income Before Taxes on Income	  -		     -	              -

Taxes on Income			  -	 	     -	              -

Net Income (Loss)		  -	 	     -	  	      -

Net Income (Loss) Per Share	 Nil 		    Nil		      NIL

Weighted Average Number of
Shares and Shares
Equivalents Outstanding     26,584,022           23,125,787	 19,717,435




















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years ended August 31,
1998, 1997 and 1996:

         			     Common Stock	   Paid-in	Accumulated
      				  Shares     Amount        Capital	  (Deficit)

Balance, August 31,
1996				16,209,316  $1,332,349    $1,122,215	  ($2,462,564)

Purchase of consulting		 1,186,175
Issuance of shares	        25,646,766
Cancellation of Shares	       (13,000,000)

Balance, August 31,
1997				30,042,257  $1,332,349    $1,122,215	  ($2,462,564)

Balance, August 31,
1998				39,042,257  $1,332,349	  $1,122,215	  ($2,462,564)



















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents



Years Ended August 31, 					1998	  	1997  		     1996

Operating Activities:

	Net Income (Loss)		               $ -              $ -		     $ -

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

The Company has incurred significant losses since its inception and as of August 31 1998, has no source of revenue. The Company has no cash, and has maintained its existence and paid ongoing expenses through the issuance of common stock.

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

Property and Equipment

As of August 31, 1998 the Company had no fixed assets. Previously the Company depreciated its fixed assets over their estimated useful lives on a straight line bases.

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

Marketable securities at August 31, 1998 and 1997 had an original cost basis of $240,000. The stock is currently considered worthless.

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



Proposed Merger:

As part of a proposed merger, the Company issued 1,250,000 shares to various parties for consulting. This merger was not successful; however, the shares of stock for consulting are still outstanding. Similarily, there were 25,100,000 shares issued in association with the proposed acquisition of Global Resources and Technology, Inc. During June 1997, the Company identified a business opportunity with Amwest Environmental Group, Inc. (AEG). AEG held contracts to perform environmental reclamation services for certain cities in the Peoples Republic of China and secured property, plant, and equipment in those cities to operate recycling and manufacturing facilities. The
Company issued 25,100,000 shares of no par value Common Stock to Jen Investments Corporation, in trust, for the benefit of AEG, pending shareholder approval of the exchange of those shares of AEG's investment in Global Resources & Technology, Inc. (Global). During May 1997, AEG formed Global as a wholly owned subsidiary and transferred certain contracts for environmental clean-up projects, patent and proprietary technologies associated with environmental clean-up and including land, that it had acquired by purchase. The property, plant, equipment, and land are located in the Peoples Republic of China. However, the merger to this date has not been completed and the Company does not anticipate that it will be completed in the future.

As a potential replacement to the above referenced "Global" acquisition, on or about August 5, 1998 Jen Investments transferred to six entities 20,000,000 shares in exchange for an irrevocable commitment by Synergy International to transfer into Merit assets having a value of $5,000,000. It is anticipated by the Company that $2,000,000 of those commited assets will be booked on the records of Merit within the third quarter of the year 1999 and that the Company will seek to engage in the business of selling music over the Internet and other entertainment related businesses.


Note 3.	Related Party Transactions

The Company has been able to continue in existence and to remove most of its debts because some of the major shareholders have continued to cover the administrative expenses and to pay outstanding debts. There is no guarantee that these shareholders will continue to fund the Company.

There are no outstanding obligations due to or from related parties as of August 31, 1998.


Note 4.	Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 1998

Note 5.  Going Concern

The Company has incurred significant losses since its inception and as of August 31, 1998, had no source of revenue. The Company also had no cash, and has paid for all of its ongoing expenses with the issuance of its common stock.

The Company has been able to continue because the major stockholders have been willing to continually invest in the Company to cover expenses. The Company is to be considered a development-stage company, and will remain in this status until operations have been established. No guarantee can be made that the Company will be able to merge with an operational company or that the major stockholders will continue to pay the expenses of the Company.
 As of August 31, 1998 and 1997, the Company had no assets.

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



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)

SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS



NONE.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has changed it's accountant to Andrew M. Smith CPA.


ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

		The officers and directors of the Company were the following:

	Name		         				Title

	Dwight Mallette		 			Sec./Director
	Robert Rooks 					President/Director
	John P. Farquhar 				Director
	Dr. Philip Chamberlin				Vice President
	Cal Burton					Vice President
	Kurtis Blow					Vice President
	Fred Rector					Vice President
	Hiroko Sagawa					Treasurer

Mr. Dwight Mallette, age 64, has been a Director and Secretary and Treasurer of the Company since May 1997. Mr. Mallette has held positions including Director of Allstar Entertainment, Inc., Director of Largo Vista International, Inc. and Director of Astral Ventures & Tours, Inc.

Mr. Robert Rooks, the newly appointed President of the Company is an experienced business executive and entrepreneur, who has been active in the entertainment industry since 1969. Mr. Rooks has been the executive producer for major recording artists. He has been responsible for record and radio promotions for more than 300 radio stations. He was the founder, and the C.E.O., of Apple Juice Productions, Inc. and Apple Juice Records. He produced and co-produced a number of low budget movies which had successful theatrical releases, including "Disco Godfather" and "Dodomite".
He produced video commercials and documentaries for the Democatic National Committee. Mr. Rooks produced for the Regan Administration and an important documentary film on international trade and American exports, with President Reagan appearing in the film. Mr. Rooks established and developed Synergy Group of Companies, including International Synergy Holding Company, Internationl Synergy Corporation and United Assurance Company Ltd. United provides a wide range of property and causuality assurance and is listed in A.M. Best Directory of International Insurance Companies. He serves as Chief Executive Officer and a Director of these companies.

Mr. John P. Farquhar, a recently appointed director, is a research scientist, inventor and investor. Mr. Farquhar is a graduate of Harvard University; received his B.S. in mathematics at California Institute of Technology with an M.S. in Chemistry. He represented his family in major land reversion cases involving the Pacific Electric Railway, City of Santa Monica, County of Los Angeles, State of California. Mr. Farquhar Contributed information and historical photographs and various documents to the Santa Monica Historical Society, the Heritage Square Museum and Miramar Hotel, which were family homes, and the Huntington Library in San Marino, California. He invented and obtained a patent for correcting extra-axial aberrations of both refractive and reflective lenses. Mr. Farquhar developed several other inventions on which he is still working; one of them is a system for eliminating pollutants from the exhaust of combustion engine systems, including internal combustion engines (such as in motor vehicles) and from factory smokestacks. During the last few years, he has been working with Robert Rooks in putting together Synergy Group of companies.


Dr. Philip Chamberlin, a newly appointed Vice President of the Company is well-known in the motion picture industry as a producer, as the founder, with George Cukor, of the Los Angeles International Film (FILMEX) and as a Member-at-large, and the Director of Special Projects, with the Academy of Motion Picture Arts and Sciences.
He produced "the Movies," a four hour miniseries for ABC Television, "The Testament of Dr. Cordeher" with Jean Renoir, the award-winning documentary film, "Colleen," and other films. He is the co-founder of the Children's Film and Television Center of America and founder of the International Children's Film Festival, now in its 24th year.

Cal Burton, a newly appointed Vice President of the Company is a creative entertainment executive and producer of films and TV programs. The films he has produced inlucde "Going For the Gold" and the award-winning "Maybe It's All In My Mind." He produced and packaged a number of Network specials on NBC-TV including "Chicago Soul I and II." On ABC-TV he produced the 90 minutes Special "Salute To Redd Foxx", featuring Steve Allen, Diahann Carroll, Quincy Jones, Richard Pryor, Milton Berie, Demond Wilson and Jayne Meadows. He was nominated for an Emmy Award - Producer for "What's Going On."
He is a co-owner with John Mackey of Avanti Productions, a motion picture and television production company emphasizing sports and Music.

Fred Rector, a newly appointed Vice President is a veteran of thirty years of successful promotion in the music business. At Capitol Records, then at Record Merchandising Distributors, he launched and promoted hit records for artists, including Nancy Wilson, Lou Rawls and many others. His promotion work at TK Records made the company a huge success. After TK Records, his work with major record companies and distributors was instrumental in the success of records by Donna Summer, Lionel Richie, Elton John, Madonna, Michael Jackson, Paula Abdul and many others.

Kurtis Blow, a newly appointed Vice President, is an internationally known music star with many "firsts" to his credit. He has co-produced successful albums with many stars, including Witney Huston, Run DMC. New edition, De Barge and others. Kurtis Blow is one of the founders and creators of Record Rap. He stands as an emerging leader in a new generation of Rappers, and he will soon cary their music into its newest form. Kurtis Blow became the first rapper to be signed by a major label. Mercury released "Christmas Rappin," and it sold over 500,000 copies (going gold). He released ten albums over eleven years. The first entitled, "Kurtis Blow," his full length debut, and his second, Top Pop Album "Deuce" became a big hit accross Europe. "America," America's video innovation received an MTV Monitor Award. Also, from the album "America" the song "If I Rule The World" became a top five hit on Billboard's R&B chart. Kurtis Blow worked along side Russell Simmons in starting Def Jam Records, one of the most successful Rap labels.

ITEM 11:	EXECUTIVE COMPENSATION

No officer or director receives compensation for services rendered except that the directors are authorized to receive 100 shares of R-144 Company stock for each directors meeting that they attend. No such stock has been issued.


ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 31, 1997, the following were beneficial owners of more than five percent of the Company's common stock.

Stock			            Name and Address				Ownership

Common		            	Selective Entertainment			  	3,250,000
			        1801 Avenue of the Stars #640
				Los Angeles, CA 90067

				I A T Mortgage Bankers				3,250,000
				1801 Avenue of the Stars #640
				Los Angeles, CA 90067

				Robert Rooks					  500,000
				1801 Avenue of the Stars #640
				Los Angeles, CA 90067

				International Annuity Trust Corporation		3,250,000
				6348 De Roja
				Woodland Hills, CA 91364

				Apple Juice Productions				3,250,000
				6348 De Roja
				Woodland Hills, CA 91364

				International Synergy Corporation		3,250,000
				1054 Thomas Street, South East
				Grand Rapids, MI

				United Assurance Company, Ltd.			3,250,000
				1142 King Street
				Chrisiansted, St.Croix, U.S.V.I.

	                     	                           Total as a Group:   20,000,000


The table below sets forth those directors and officers who own shares of Company stock.

		Common		            Robert Rooks					   500,000


ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer, directly or indirectly, is indebted to the Company in an amount in excess of $60,000 as of the close of the fiscal year August 31, 1998.


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


Dated:  December 10, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	Signature					         										Title


			______________________/s/___________________
	  Dwight Mallette													Chief Accountant