Form 10-K
period 1999-08-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 1999-10-01
CIK 725752

Form 10-K for MERIT DIVERSIFIED INTERNATIONAL, INC.
Filed on Dec. 10. 1998
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:  August 31, 1999

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


The aggregate market value of the voting stock held by non-affiliates of the
Registrant: Currently, the Company's stock is thinly traded. There are 10,042,257 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $1.28 per share. Using this value of $1.28 per share, the aggregate market value is estimated at $12,866,641. Number of common shares, without par value, outstanding as of August 31, 1999, was 30,042,257.


1




MERIT DIVERSIFIED INTERNATIONAL, INC.
FORM 10-K

Fiscal Year ended August 31, 1999


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

As of August 31, 1999, the Company had no employees and no operating assets. The Company continues to meet its organizational obligations through the contribution of capital by major shareholders.

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

The quote below is from the "Pink sheets: and the OTC bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 1999.

Bid	High		1.00		Low			 .125

Ask	High		3.00		Low			1.00

ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.


For Year Ended August 31   1999	   1998   1997      1996       1995
Net Sales	                 0	    0	   0	      0	         0

Net Income (Loss)	           0	    0    0     (21,418)      (17,650)

Earnings (Loss) per Share    NIL       NIL   NIL      0	         0

Cash Dividends per Share     0	    0	   0	      0	         0

Total Assets		     0	    0	   0        0           16,418

Long-term Notes Payable	     0	    0	   0	      0	          0
Total Stockholders' Equity   0          0    0   (109,677)        (93,269)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year Ended August 31, 1999 and 1998

The Company has no assets, and has not engaged in any operational activities during the past five (5) years. At present, the Company has no employees. The Company does not expect any changes unless the Company concludes a merger or other business combination.

During the years ended August 31, 1998 and 1999, the Company had no operations. The Company maintained its existence through contributions from its shareholders to satisfy its general and administrative expenses.
As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net changes in cash.

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

Year Ended August 31, 1999

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
	Index to Consolidated Financial Statements

________________________________________________________________________________
_____________________________________________________________________________
1999, 1998 and 1997 Consolidated Financial Statements:

	Report of Independent Certified Public Accountants

	Balance Sheets as of August 31, 1999 and 1998

	Statements of Operations for the Years Ended August 31, 1999,
	1998 and 1997

	Statements of Stockholders' Equity for the Years Ended August 31, 1999, 1998 and 1997

	Summary of Accounting Policies and Notes to Consolidated Financial
 Statements


Schedules --

	II	Valuation and Qualifying Accounts




























Andrew M. Smith, CPA
3711 Long Beach Blvd., Suite 809
Long Beach, Ca 90807
(562) 424-8679







To the Board of Directors
Merit Diversified International, Inc.:



INDEPENDENT AUDITOR'S REPORT



	I have audited the accompanying balance sheet of Merit Diversified International, Inc., a development-stage company, as of August 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 1999. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Diversified International, Inc., as of August 31, 1999 and the results of their operations and their cash flows for the three (3) years ended August 31, 1999 in conformity with generally-accepted accounting principles.



													Andrew M. Smith, CPA

                Dated:   September 27, 1999

MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


CONSOLIDATED BALANCE SHEETS





August 31,					1999		      1998

Assets

Total Assets					$ -		       $ -

Liabilities and Shareholders' Equity

	Current Liabilities

Accounts and Taxes Payable	 		8,000		      8,000

Total Current Liabilities			8,000		      8,000

Commitments and Contingencies

Shareholders' Equity

	Common Stock--No Par Value;
	50,000,000 shares authorized,
	30,042,257 and 16,209,316
	issued and outstanding as of
	1999 and 1998, respectively	    1,332,349	           1,332,349

	Additional Paid-in Capital	     1,122,215             1,122,215

	Accumulated Deficit--Accumulated
	during the developmental stage	    (2,462,564)           (2,462,564)

Total Shareholders' Equity	            (    8,000)           (    8,000)

Total Liabilities and Shareholders' Equity	 $ -		          $ -











See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)


CONSOLIDATED STATEMENTS OF OPERATIONS




Years Ended August 31, 1999, 1998 and 1997
                                1999		   1998		   1997

Net Revenue	                $ -		   $ -		   $ -

Costs and Expenses

General and Administrative        -	             -		     -
Depreciation and Amortization	  -		     -
Income (Loss) from Operations	  -		     -                 -

Other Income (Expense)            -		     -		      -

Income Before Taxes on Income	  -		     -	              -

Taxes on Income			  -	 	     -	              -

Net Income (Loss)		        -	 	     -	  	       -

Net Income (Loss) Per Share	 Nil 		    Nil		      Nil

Weighted Average Number of
Shares and Shares
Equivalents Outstanding     26,584,022       26,584,022          23,125,787




















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years ended August 31,
1999, 1998 and 1997:

         			     Common Stock	   Paid-in	Accumulated
      				  Shares     Amount        Capital	  (Deficit)

Balance, August 31,
1997				16,209,316  $1,332,349    $1,122,215	  ($2,462,564)

Purchase of consulting		 1,186,175
Issuance of shares	        25,646,766
Cancellation of Shares	       (13,000,000)

Balance, August 31,
1998				30,042,257  $1,332,349    $1,122,215	  ($2,462,564)


Balance, August 31
1999                    30,042,257  $1,332,349    $1,122,215        ($2,462,564)


















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.
(A Developmental-stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents



Years Ended August 31, 					1999	  	1998  		     1997

Operating Activities:

	Net Income (Loss)		               $ -              $ -		     $ -

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

Financing Activities:
	Net Change in Common Stock
	Paid-in Capital

Cash Provided by Financing Activities

Net Increase (Decrease) in Cash and
Cash Equivalents

Cash and Cash Equivalents,
Beginning of Period

Cash and Cash Equivalents,
End of Period

Significant Non-cash Transactions
	Fiscal Year ended August 31, 1999:



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

The Company has incurred significant losses since its inception and as of August 31 1999, has no source of revenue. The Company has no cash, and has maintained its existence and paid ongoing expenses through the issuance of common stock.

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

Property and Equipment

As of August 31, 1999 the Company had no fixed assets. Previously the Company depreciated its fixed assets over their estimated useful lives on a straight line bases.

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

Marketable securities at August 31, 1999 and 1998 had an original cost basis of $240,000. The stock is currently considered worthless.

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

There are no outstanding obligations due to or from related parties as of August 31, 1999.


Note 4.	Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 1998

Note 5.  Going Concern

The Company has incurred significant losses since its inception and as of August 31, 1999, had no source of revenue. The Company also had no cash, and has paid for all of its ongoing expenses with the issuance of its common stock.

The Company has been able to continue because the major stockholders have been willing to continually invest in the Company to cover expenses. The Company is to be considered a development-stage company, and will remain in this status until operations have been established. No guarantee can be made that the Company will be able to merge with an operational company or that the major stockholders will continue to pay the expenses of the Company.
 As of August 31, 1999 and 1998, the Company had no assets.

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

Mr. Robert Rooks, the newly appointed President of the Company is an experienced business executive and entrepreneur, who has been active in the entertainment industry since 1969. Mr. Rooks has been the executive producer for major recording artists. He has been responsible for record and radio promotions for more than 300 radio stations. He was the founder, and the C.E.O., of Apple Juice Productions, Inc. and Apple Juice Records. He produced and co-produced a number of low budget movies which had successful theatrical releases, including "Disco Godfather" and "Dodomite".
He produced video commercials and documentaries for the Democatic National Committee. Mr. Rooks produced for the Regan Administration and an important documentary film on international trade and American exports, with President Regan appearing in the film. Mr. Rooks established and developed Synergy Group of Companies, including International Synergy Holding Company, Internationl Synergy Corporation and United Assurance Company Ltd. United provides a wide range of property and causuality assurance and is listed in A.M. Best Directory of International Insurance Companies. He serves as Chief Executive Officer and a Director of these companies.

Mr. John P. Farquhar, a recently appointed director, is a research scientist, inventor and investor. Mr. Farquhar is a graduate of Harvard College; received his B.S. in mathematics at California Institute of Technology with an M.S. in Chemistry. He represented his family in major land reversion cases involving the Pacific Electric Railway, City of Santa Monica, Country of Los Angeles, State of California. Mr. Farquhar Contributed information and historical photographs and various documents to the Santa Monica Historical Society, the Heritage Square Museum and Miramar Hotel, which were family homes, and the Huntington Library in San Marino, California. He invented and obtained a patent for correcting extra-axial aberrations of both refractive and reflective lenses. Mr. Farquhar developed several other inventions on which he is still working; one of them is a system for eliminating pollutants form the exhaust of combustion engine systems, including internal combustion engines (such as in motor vehicles) and from factory smokestacks. During the last few years, he has been working with Robert Rooks in putting together Synergy Group of companies.


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

Kurtis Blow, a newly appointed Vice President, is an internationally known music star with many "firsts" to his credit. He has co-produced successful albums with many stars, including Witney Huston, Run DMC. New edition, De Barge and others. Kurtis Blow is one of the founders and creators of Record Rap. He stands as an emerging leader in a new generation of Rappers, and he will soon cary their music into its newest form. Kurtis Blow became the first rapper to be signed by a major label. Mercury released "Christmas Rappin," and it sold over 500,000 copies (going gold). He released ten albums over eleven years. The first entitled, "Kuris Blow," his full length debut, and his second, Top Pop Album "Deuce" became a big hit accross Europe. "America," America's video innovation received an MTV Monitor Award. Also, from the album "America" the song "If I Rule The World" became a top five hit on Billboard's R&B chart. Kurtis Blow worked along side Russell Simmons in starting Def Jam Records, one of the most successful Rap labels, with over $1,000,000 in sales.

ITEM 11:	EXECUTIVE COMPENSATION

No officer or director receives compensation for services rendered except that the directors are authorized to receive 100 shares of R-144 Company stock for each directors meeting that they attend. No such stock has been issued.


ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 31, 1999, the following were beneficial owners of more than five percent of the Company's common stock.

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

No director or officer, directly or indirectly, is indebted to the Company in an amount in excess of $60,000 as of the close of the fiscal year August 31, 1999.


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


Dated:  September 27, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	Signature					         										Title


			______________________/s/___________________
	  Dwight Mallette													Chief Accountant