Form 10-Q
period 2000-05-31
MERIT DIVERSIFIED INTERNATIONAL INC
filed 2000-07-14
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended                       Commission File Number

               May 31, 2000                                0-12423


MERIT DIVERSIFIED INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)


Nevada
                                            94-2906927
(state or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


1801 Avenue of the Stars, Suite 635, Los Angeles, Ca 90067
(Address of principal executive offices)


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

   Yes  [X]                                           No   [ ]

The number of shares outstanding of each of the registrants classes of common stock, as of May 31, 2000 was 31,139,991 shares, all of one class of $.00 par value Common Stock.

MERIT DIVERSIFIED INTERNATIONAL, INC.
FORM 10-Q
Quarter Ended May 31, 2000

                                                          TABLE OF CONTENTS

FINANCIAL INFORMATION                                               PAGE

Item 1-  Consolidated Financial Statements
          Consolidated Balance Sheets as of
          May 31, 2000 and August 31, 1999                          3

         Consolidated Statements of Operations
         for the three months ended May 31, 2000
         and May 31, 1999                                           4

         Consolidated Statements of Operations
         for the nine months ended May 31, 2000
         and May 31, 1999                                           5

         Consolidated Statements of Cash Flows
         for the three months ended May 31, 2000
         and May 31, 1999                                           6

         Notes to Consolidated Financial Statements               7,8

Item 2-  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                     9-11

OTHER INFORMATION

Item 1-  Legal Proceedings                                       12

Item 2-  Changes in Securities                                   12

Item 3-  Defaults upon Senior Securities                         12

Item 4-  Submission of Matters to a Vote of Security Holders     12

Item 5-  Other Information                                       12

Item 6-  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       13









MERIT DIVERSIFIED INTERNATIONAL, INC.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2000 AND AUGUST 31, 1999



                                 May 31              August 31,
                                  2000                  1999
                                (Unaudited)            (Note 1)

Assets                         $ 13,844,497          $       -

Total Assets                   $ 13,844,497          $       -


Liabilities and Shareholders Equity

Current liabilities

Accounts and taxes payable     $  131,808             $  8,000

Total current liabilities       $ 131,808             $  8,000

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 31,142,257 issued and 30,042,257
 outstanding as of May 31, 2000
 and    August 31, 1999          1,381,133           1,332,349

Additional paid-in capital      14,708,591           1,122,215

Accumulated deficit-accumulated(2,377,035)          (2,462,564)

Total shareholders equity     $13,712,689          $    (8,000)

Total liabilities and
shareholders equity           $ 13,844,497         $       -


See Notes to Consolidated Financial Statements

MERIT DIVERSIFIED INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2000 AND 1999
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                  May 31,                 May 31,
                                    2000                   1999

Net revenue                     $ 134,068             $     -

Costs and expenses:

General and administrative        438,897                   -
  Depreciation and amortization       -                     -

Income (loss) from operations    $    -                     -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -

Income (loss) before taxes
 on income                        (304,829)                 -

Taxes on income                       -                     -

Net income (loss)                 (304,829)                 -

Net income (loss) per share         $0.010                 nil

Weighted average number of shares
  and share equivalents
  outstanding                    31,142,257            30,042,257





See Notes to Consolidated Financial Statements
MERIT DIVERSIFIED INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MAY 31, 2000 AND 1999
(UNAUDITED)



                                 Nine Months         Nine Months
                                   Ended                 Ended
                                    May 31,              May 31,
                                    2000                   1999

Net revenue                      $ 374,903           $       -

Costs and expenses:

 General and administrative        762,988                   -
 Depreciation and amortization        -                      -

Income (loss) from operations     $(388,085)                 -

Other income (expense):

  Interest expense                      (476)                -
  Loss on sale of fixed assets            -                  -
  Loss on sale of investments             -                  -
  Income from debt adjustment             -                  -

Total other income (expense)            (476)                -

Income before taxes
 on income                           (388,561)               -

Taxes on income                          -                   -

Net income (loss)                $   (388,561)               -

Net income (loss) per share           $.012                  nil

Weighted average number of shares
  and share equivalents
  outstanding                      31,142,257              30,042,257



See Notes to Consolidated Financial Statements

MERIT DIVERSIFIED INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2000 AND 1999
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                 Three Months         Three Months
                                      Ended               Ended
                                      May 31,             May 31,
                                       2000               1999

Operating activities:

  Net income (loss)                  $134,068              $ -
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                    -                 -
  Changes in operating assets and
     liabilities:
    Accounts receivable              (161,237)               -
    Inventories                       (47,439)               -
    Accounts payable                  131,808                -
Cash provided by (used in)
 operating activities                  57,200                -
Investing activities:
   Investment in Fixed Assets        (400,000)               -
Financing activities:
  Contribution by shareholder         400,000                -
  Issuance of capital stock            14,021
Cash provided by financing
 activities                           414,021                -
Net increase (decrease) in
 cash and cash equivalents             71,221                -
Cash and cash equivalents,
 beginning of period                     -                   -
Cash and cash equivalents,
 end of period                        $71,221             $  -




See Notes to Consolidated Financial Statements


MERIT DIVERSIFIED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form 10-K for the year ended August 31, 1999.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

The Company acquired 100% ownership of Allied Artists valued at historic cost of $2,000,000. The Company issued 500,000 shares, paid $150,000 USD and issued a promise to pay an additional $350,000 for this business. This transaction is being accounted for as a purchase, with the results of operations of the acquired entity included in the consolidated statement of income. Over the years, Allied Artists has produced and distributed hundreds of films. Though it originally dealt with early talkies, soundtrack n is now involved in motion picture production and television for various studios, remaining active in musical and television productions, as well as music videos.

The Company also acquired for 600,000 shares, $250,000 cash, and a commitment to build out a new production facility at the cost of $5,000,000
a 100% ownership of Eye Candy Post, valued at $6,800,000.   The excess of
cost over book value of assets acquired was recorded as goodwill in the amount of $6,550,000and will be amortized over a period of forty years utilizing the straight line method. Eye Candy Post is a film and television Post Production.

MERIT DIVERSIFIED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MAY 31, 2000



Facility located in Universal City Plaza, California. It caters to on-line and off-line clients with D2, Digital Betacam, Betacam and 3/4" videotape.

Note 4 - Contributed Assets

Controlling interest in MERIT DIVERSIFIED INTERNATIONAL, INC., a Nevada Corporation, and its predecessor (the "Company"), was transferred from Jen Investment Corporation to the following entities:

1. Selective Entertainment                   3,250,000 shares
2. United Assurance Company, Ltd.            3,250,000 shares
3. Apple Juice Productions		                 3,250,000 shares
4. International Synergy Corporation         3,250,000 shares
5. International Annuity Trust Corporation   3,250,000 shares
6. IAT Mortgage Bankers		                    3,250,000 shares

As a result of the transfer of controlling interest, the above listed companies have irrevocably transfered into the Company assets having a value $5,000,000 as follows:

1.	Master Tapes: Value of $1,203,814 appraised by George L. (Sonny)
      Carter, Tape Librarian, MCA Records, Inc.

2.	Films:  Two motion pictures ready for production; value of
      $880,000 appraised by Dr. Philip Chamberlin of the Academy of Motion Picture Arts & Sciences.

3.	300,000 Dino Babies animation cels valued at $3,000,000 as
      appraised by Edward N. Okil, National Institute of Appraisers. A nominal value of $10 per cel is considered reasonable.



(Balance of Page Left Blank Intentionally)







MERIT DIVERSIFIED INTERNATIONAL, INC.
MAY 31, 2000

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three and nine month periods ended May 31, 2000 and May 31, 1999, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Plan of operation.

The Company has continued its efforts to acquire, merge with, and enter into other forms of business combinations. Presently a production and distribution agreement has been signed with David Hasselhoff, an accomplished actor of Baywatch and Knight Rider, fame, for distribution of his next three albums on Allied Labels. He has surpassed both Madonna and Michael Jackson as the most popular selling artist in Europe, and all these new recordings will be released in English, Spanish and German.

In addition to this, a joint venture distribution and promotions agreement has been reached with renowned rap artist, actor and entertainer Coolio, whose past successes include the title music track, "Gangsta's Paradise", from the successful motion picture, Dangerous Minds. His company of recording artist(s), including Lucky Luciano, who is currently selling, 20,000 units per week, will all be distributed and promoted by the Company. A revenue stream is anticipated in the fourth quarter of 2000, and conti is profitability is anticipated by the second quarter of 2001.

The company is completing new global distribution and licensing agreements with major companies in Europe Asia and N. American which will maximize it's sales and profit margins.

The television division has signed a production and distribution deal with Apple Juice Production who have just completed pilots for Kings Pawn a comedy series, and the Wherehouse of Music show that features the top urban music artist and D.J.'s playing their latest hits for a live studio audience.

BRE magazine and allied are currently developing a half hour music news show for syndication shooting is scheduled for late September.

MERIT DIVERSIFIED INTERNATIONAL, INC.
MAY 31, 2000


Results of Operations Three Months and Nine Months Ended May 31, 2000 and May 31, 1999

The Company had no assets and had not engaged in any operational activities during the past four years prior to the acquisition of Allied Artists Entertainment Group, and Eye Candy Post. As a result of this acquisition, the Company now has 335 employees.

During the three and nine months ended May 31, 2000, the Parent Company had no operations. The results of operations as reported includes the consolidated results of the business combination of Allied Artists Entertainment and Eye Candy Post.


Item 2 - Managements Discussion and Analysis of Financial Condition and
                Results of Operations or Plan of Operation (Continued)


As stated above in the Plan of Operation, due to the nature of the Companys activities, the Companys prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operation would likely be materially affected by the business acquired or merger with the Company.

Recent accounting pronouncements: On March 3, 1997, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards
(SFAS) No. 128, Earning Per Share. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company adopted SFAS No. 128 in the fiscal year 1998 and its implementation is not expected to have a material effect on the financial statements.

MERIT DIVERSIFIED INTERNATIONAL, INC.
MAY 31, 2000

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income, as components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 required that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No.131 establishes standards for the way that public companies report information about operating

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation (Continued)

segments in annual financial statements and required reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosure regarding products and services, geographic areas and major customer. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.





(Balance of Page Left Blank Intentionally)




MERIT DIVERSIFIED INTERNATIONAL, INC.
MAY 31, 2000


PART II Other Information

Item 1        Legal Proceedings

              None

Item 2        Change in Securities

              None

Item 3        Defaults Upon Senior Securities

               None

Item 4        Submission of Matters to a Vote of Security Holders

               None

Item 5         Other Information

               None

(Balance of Page Left Blank Intentionally)



Item 6        Exhibits and Reports on Form 8-K

 Exhibit A  Unaudited Financial Statements of Allied Artists
             Entertainment Group, Inc. (Company Acquired)

Allied Artists Entertainment Group, Inc.
Balance Sheet (Unaudited)
December 31, 1999

Assets
Current Assets                    $47,045
Fixed Assets                       13,057
Other Non-Current Assets        1,827,213
  Total Assets                 $1,887,315



Liabilities and Equities

Current Liabilities              $37,047


Shareholders Equity             1,790,269
Total Liabilities and Equity   $1,887,315



Allied Artists Entertainment Group, Inc.
Income Statement (Unaudited)
Year Ended December 31, 1999

Revenues                          $48,286


Operating Expenses                 40,448
  Net Income                      $ 7,838



(Balance of Page Left Blank Intentionally)


Exhibit B  Unaudited Financial Statements of Eye Candy Post
                    (Company Acquired)

Eye Candy Post
Balance Sheet (Unaudited)
December 31, 1999

Assets
Current Assets                    $106,730

Other Non-Current Assets            17,924
  Total Assets                    $124,654



Liabilities and Equities
Current Liabilities               $111,330

Shareholders Equity                 13,324
  Total Liabilities and Equity    $124,654



Eye Candy Post
Income Statement (Unaudited)
Year Ended December 31, 1999

Revenues                         $710,164
Cost of Sales                     348,796
Operating Expenses                367,317
  Net Income                     $ (5,949)




(Balance of Page Left Blank Intentionally)




Exhibit C Merit Diversified International, Inc. Pro forma Financial Statements of the post acquisition consolidated company

Merit Diversified International
Pro forma Balance Sheet (Unaudited)
May 31, 2000

Assets
Current Assets                    $279,986

Other Non-Current Assets        13,564,512
  Total Assets                 $13,844,497


Liabilities and Equities
Current Liabilities               $131,808

Shareholders Equity             13,712,689
Total Liabilities and Equity   $13,844,497


Merit Diversified International
Pro Forma Income Statement (Unaudited)
Nine Months Ended May 31, 2000

Revenues                         $573,290
Cost of Sales                     198,387
Operating Expenses                762,988
  Net Income                    $(388,561)




(Balance of Page Left Blank Intentionally)














MERIT DIVERSIFIED INTERNATIONAL, INC.






SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERIT DIVERSIFIED INTERNATIONAL, INC.
(Registrant)



Date:  July 12, 2000     By: __________________/s/__________________

                            Georgette Rainey, Secretary


(Balance of Page Left Blank Intentionally)