Form 10-K
period 2000-08-31
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2000-10-31
CIK 725752

Form 10-K for ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
Filed for the period ending August 31, 2000
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:  August 31, 2000

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.

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


The aggregate market value of the voting stock held by non-affiliates of the
Registrant: Currently, the Company's stock is thinly traded. There are 17,235,991 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $1.28 per share. Using this value of $1.28 per share, the aggregate market value is estimated at $22,062,068. Number of common shares, without par value, outstanding as of August 31, 2000, was 30,539,991.


1




MERIT DIVERSIFIED INTERNATIONAL, INC.
FORM 10-K

Fiscal Year ended August 31, 2000


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

Allied Artists Entertainment Group, Inc., formerly Merit Diversified International, Inc. ("the Company") owns and operates through its subsidiary, Allied Entertainment Group. Allied distributes music ranging from Platinum recording rap artist, Coolio to Mexican-American Rock bank, Renegade. Allied Artists maintains a web site at www.alliedartists.net
<http://www.alliedartists.net>

B.	History of Operations

The Company, before acquiring Allied was incorporated in the State of Utah, in 1983, subsequently reincorporated in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. From 1988 until new management was appointed in 1998, the Company made several attempts to acquire and operate various businesses. As mentioned above, during the fiscal year ended August 31, 2000, the company acquired all outstanding shares of Allied Entertainment Group, Inc. As of September 15, 2000 the company changed its name from Merit Diversified International to Allied Artists Entertainment Group, Inc.

Over the years, Allied Artists has produced and distributed hundreds of films. Though it originally dealt with early talkies, soundtracks, and cartoons, the corporation is now involved in motion picture production and television for various studios, remaining active in musical and television productions, as well as music videos. The history of Allied Artists is long and varied. It became a household name during the dawn of motion pictures when Allied Artists Records was originally the soundtrack division of Allied Artists. Born shortly after the demise of silent pictures, Allied became one of the first companies in Hollywood to produce motion picture soundtracks for commercial release, releasing hundreds of soundtracks throughout the years, with numerous recording artists in worldwide-release. Allied Artists employees 325 individuals and independent contractors with distribution, administration and promotional facilities operating from dozens of offices around the world.

In 1981, Allied Artists Records became a wholly owned subsidiary of Allied Entertainment Group, Inc., and broadened its focus to include a variety of music productions. While branching out, a special emphasis was placed on new talent completely outside the realm of motion picture production.

In its evolution, Allied Artists has always underscored the value, talent, and creativity of the individual performing artist and/or musical group. This year, the Board of Directors, guided by its subsidiary's Chairman, has vowed to move Allied Artists into the millennium by taking full advantage of technology and all its advances. In keeping with its tradition of conducting business from the perspective of the performing artist, the corporation's officers have vowed to expand its open door policy through technology.



ITEM 2:	PROPERTIES

The Company acquired 100% ownership of Allied Artists valued at historic cost of $2,000,000. The Company issued 500,000 shares, paid $150,000
USD and issued a promise to pay an additional $350,000 for this business. The company acquired equipment and intellectual properties in this exchange. Over the years, Allied Artists has produced and distributed hundreds of films. Though it originally dealt with early talkies, soundtracks, and cartoons, the corporation is now involved in motion picture production and television for various studios, remaining active in musical and television productions, as well as music videos.

Additionally, the following assets were contributed to the company by shareholders:
1. Master Tapes: Value of $1,203,814 appraised by
   George L. (Sonny) Carter, Tape Librarian, MCA
   Records, Inc. This as a result of the prior commitment specified in the previous 8-K.


2. Films:  Two motion pictures ready for production;
value of $880,000 appraised by Dr. Philip Chamberlin of the Academy of Motion Picture Arts & Sciences.
This as a result of the prior commitment specified in the previous 8-K.

3. 300,000 Dino Babies animation cels valued at $3,000,000. Items 3,4 and 5 were transferred into the Company as a result of the prior commitment specified in the previous 8-K for the then new controlling shareholders to transfer into the Company
$5,000,000 in assets.


ITEM 3:	LEGAL PROCEEDINGS

None.


ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.


ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board.

The quote below is from the "Pink sheets: and the OTC bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 2000.

Bid	High		1.00		Low			 .125

Ask	High		3.50		Low			1.00

ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.


For Year Ended August 31    2000   1999	   1998   1997    1996
Net Sales	                 64,939    0	      0	    0  	    0

Net Income (Loss)	       (223,261)   0       0     0    (21,418)

Earnings (Loss) per Share  (.007)  NIL       NIL   NIL     0

Cash Dividends per Share      0      0	    0	      0       0

Total Assets	           	7,137,301   0	    0	      0       0

Long-term Notes Payable	     0      0	    0	      0       0
Total Stockholders'
Equity                  7,086,249   0     0       0    (109,677)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year Ended August 31, 2000 and 1999

During the fiscal year ended August 31, 2000, the Company acquired a 100% interest in Allied Entertainment Group, Inc.





ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            RESULTS OF OPERATIONS (Continued)

In its evolution, Allied Artists has always underscored the value, talent, and creativity of the individual performing artist and/or musical group. This year, the Board of Directors, guided by its Chairman, has vowed to move Allied Artists into the millennium by taking full advantage of technology and all its advances. In keeping with its tradition of conducting business from the perspective of the performing artist, the corporation's officers have vowed to expand its open door policy through technology. Additional information about Allied Artists can be found at www.alliedartists.net.

Allied Artists plans to operate mini cams for the Internet employing a 3 camera shoot live at what is to be called Allied Artist.net utilizing 52k at half streams and full broadband in order to feature live on the Internet its artists.




Balance of Page Left Blank Intentionally







































MERIT DIVERSIFIED INTERNATIONAL, INC.




ITEM 8	Financial Statements
	Index to Consolidated Financial Statements

_______________________________________________________________
_______________________________________________________________
2000, 1999 and 1998 Consolidated Financial Statements:

	Report of Independent Certified Public Accountants

	Balance Sheets as of August 31, 2000 and 1999

	Statements of Operations for the Years Ended August 31, 2000,
	1999 and 1998

	Statements of Stockholders' Equity for the Years Ended August 31, 2000, 1999 and 1998

	Summary of Accounting Policies and Notes to Consolidated
      Financial  Statements


      Schedules --

	II	Valuation and Qualifying Accounts








Andrew M. Smith, CPA
3711 Long Beach Blvd., Suite 809
Long Beach, Ca 90807
(562) 424-8679




To the Board of Directors
Merit Diversified International, Inc.:



INDEPENDENT AUDITOR'S REPORT



I have audited the accompanying consolidated balance sheet of Allied Artists Entertainment Group, Inc., as of August 31, 2000, 1999, and 1998 respectively; and the related statements of operations, stockholders' equity and cash flows for the years then ended. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Artists Entertainment Group, Inc., as of August 31, 2000, 1999 and 1998, and the results of it's operations and cash flows for the years then ended, in conformity with generally-accepted accounting principles.


Andrew M. Smith, CPA

Dated:   September 27, 2000






ALLIED ARTISTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS




August 31,			     2000	          1999          1998

Assets

Total Assets  	  	7,137,301      $ -	         $ -

Liabilities and Shareholders' Equity

Current Liabilities

Accounts Payable	 	  51,052      8,000	    	 8,000

Total Current
Liabilities		         51,052     8,000		     8,000

Commitments and Contingencies

Shareholders' Equity

Common Stock--No Par Value;
50,000,000 shares authorized,
30,539,991; 30,042,257 and
16,209,316 	issued and
outstanding as of 2000, 1999
and 1998, respectively	 1,552,349  1,332,349	 1,332,349

Additional Paid-in
Capital	                8,219,443  1,122,215  1,122,215

Accumulated Deficit    (2,685,543) (2,462,564)(2,462,564)

Total Shareholders'
Equity	                7,086,249  (    8,000) (    8,000)

Total Liabilities and
Shareholders' Equity	  $ 7,137,301	  $ -		       $ -











See Notes to Consolidated Financial Statements.



ALLIED ARTISTS ENTERTAINMENT GROUP, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS




Years Ended August 31, 2000, 1999 and 1998
                              2000          1999		   1998

Net Revenue	                 $ 64,939       $ -		         $ -

Costs and Expenses

Cost of Sales			               29,250
General and Administrative    258,950          -	            -
Depreciation and Amortization	                 -	 	      -
Income (Loss) from
Operations 			               (223,261)         -		      -

Other Income (Expense)                         -		      -

Income Before Taxes
on Income	  		              (223,261)	        	-	        -

Taxes on Income			  	 	        -	              -

Net Income (Loss)		         (223,261)          -	         -

Net Income (Loss) Per Share	  (.007)     	    Nil		      Nil

Weighted Average Number of
Shares and Shares
Equivalents Outstanding     30,291,124     26,584,022      16,209,316




















See Notes to Consolidated Financial Statements.



MERIT DIVERSIFIED INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years ended August 31,
2000, 1999 and 1998:

         	                Common Stock  Paid-in    Accumulated
      		  Shares Amount                 Capital   	(Deficit)


Balance, August 31,
1998			   30,042,257      $1,332,349    $1,122,215	($2,462,564)


Balance, August 31
1999     30,042,257       $1,332,349    $1,122,215   ($2,462,564)


Balance, August 31
2000    30,339,991        $1,552,349    $8,219,443   ($2,685,543)

















See Notes to Consolidated Financial Statements.




ALLIED ARTISTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Years Ended August 31, 			  2000        1999	  	1998

Operating Activities:

	Net Income (Loss)		      $222,979     $ -             $

	Adjustments to reconcile net
      loss 	to cash used in
      operating activities:


Changes in Operating Assets and
Liabilities:
(Increase) in Accounts
Receivable                    ( 43,266)
(Increase) in Inventories     (    902)
(Increase in Production Costs (222,375)
Decrease in Advances               950
	Increase in Accounts Payable    51,003

Cash Provided by (used in) Operating
Activities                     (437,569)

Investing Activities:

Financing Activities:
	Investments by shareholders    517,632
	Paid-in Capital

Cash Provided by Financing
Activities                      517,632

Net Increase (Decrease) in Cash
and Cash Equivalents             80,063

Cash and Cash Equivalents,
Beginning of Period                 630

Cash and Cash Equivalents,
End of Period                   $80,693

Significant Non-cash Transactions
	Fiscal Year ended August 31, 2000:

Non-current assets in the amount of $5,153,814 and cash of $500,000 were contributed by shareholders to facilitate the acquisition of Allied Artists, Inc. during the year ended August 31, 2000. These assets were valued at their fair market value at the date of contribution. Equipment and intellectual property were acquired in the merger of Merit Diversified, Inc. (predecessor company), and Allied Artists, Inc., in exchange for 500,000 shares of company


See Notes to Consolidated Financial Statements.



ALLIED ARTISTS ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	General Company Information and Summary of
      		Significant Accounting Policies

Allied Artists Entertainment Group, Inc., formerly Merit Diversified International, Inc. ("the Company") owns and operates through its subsidiary, Allied Entertainment Group. Allied distributes music ranging from Platinum recording rap artist, Coolio to Mexican-American Rock bank, Renegade. Allied Artists maintains a web site at www.alliedartists.net <http://www.alliedartists.net>

The Company, before acquiring Allied was incorporated in the State of Utah, in 1983, subsequently reincorporated in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. From 1988 until new management was appointed in 1998, the Company made several attempts to acquire and operate various businesses. As mentioned above, during the fiscal year ended August 31, 2000, the company acquired all outstanding shares of Allied Entertainment Group, Inc. As of September 15, 2000 the company changed its name from Merit Diversified International to Allied Artists Entertainment Group, Inc.

Over the years, Allied Artists has produced and distributed hundreds of films. Though it originally dealt with early talkies, soundtracks, and cartoons, the corporation is now involved in motion picture production and television for various studios, remaining active in musical and television productions, as well as music videos. The history of Allied Artists is long and varied. It became a household name during the dawn of motion pictures when Allied Artists Records was originally the soundtrack division of Allied Artists. Born shortly after the demise of silent pictures, Allied became one of the first companies in Hollywood to produce motion picture soundtracks for commercial release, releasing hundreds of soundtracks throughout the years, with numerous recording artists in worldwide-release. Allied Artists employees 325 individuals and independent contractors with distribution, administration and promotional facilities operating from dozens of offices around the world.

In 1981, Allied Artists Records became a wholly owned subsidiary of Allied Entertainment Group, Inc., and broadened its focus to include a variety of music productions. While branching out, a special emphasis was placed on new talent completely outside the realm of motion picture production.

In its evolution, Allied Artists has always underscored the value, talent, and creativity of the individual performing artist and/or musical group.
This year, the Board of Directors, guided by its subsidiary's Chairman, has vowed to move Allied Artists into the millennium by taking full advantage of technology and all its advances. In keeping with its tradition of conducting business from the perspective of the performing artist, the corporation's officers have vowed to expand its open door policy through technology.



Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Property and Equipment

As of August 31, 2000 the Company acquired fixed assets. Previously the Company depreciated its fixed assets over their estimated useful lives on a straight line bases.

Operating Company

The Company, through acquisition of Allied Entertainment Group, Inc., now has revenues and operations.





ALLIED ARTIST ENTERTAINMENT GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Loss Per Share

Loss per share is computed based on the average number of shares outstanding during each year.


Revenue Recognition

The Company generates revenues through its wholly owned subsidiary, Allied Entertainment Group, Inc.


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


Note 2- Mergers and Acquisitions

The Company acquired 100% ownership of Allied Artists valued at historic cost of $2,000,000. The Company issued 500,000 shares, paid $150,000 USD and issued a promise to pay an additional
$350,000 for this business. This transaction is being accounted for as a purchase, with the results of operations of the acquired entity included in the consolidated statement of income. Over the years, Allied Artists has produced and distributed hundreds of films. Though it originally dealt with early talkies, soundtracks, and cartoons, the corporation is now involved in motion picture production and television for various studios, remaining active in musical and television productions, as well as music videos.

The Company reported in its most recent 8-K that it acquired for 600,000 shares, $250,000 cash, and a commitment to build out a new production facility at the cost of $5,000,000 a 100% ownership of Eye Candy Post, valued at $6,800,000. However, that acquisition has since been cancelled. Though financial results reported in the third quarter (quarter ended 5/31/00)consolidated financial statements reflected this acquisition, year end consolidated financial statements have been appropriately adjusted to exclude this acquisition.

Note 3.	Related Party Transactions


There are no outstanding obligations due to or from related parties as of August 31, 2000 and 1999.


Note 4.	Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 2000, 1999 Or 1998

Note 5 - Contributed Assets

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

As a result of the transfer of controlling interest, the above listed companies have irrevocably transferred into the Company assets having a value $5,000,000 as follows:

1.	Master Tapes: Value of $1,203,814 appraised by George L.
     (Sonny) Carter, Tape Librarian, MCA Records, Inc.

2.	Films:  Two motion pictures ready for production; value of
      $880,000 appraised by Dr. Philip Chamberlin of the Academy of Motion Picture Arts & Sciences.

3.	30,000 Dino Babies animation cels valued at $3,000,000 as
      appraised by Edward N. Okil, National Institute of Appraisers. In the most recent 8-K, there was a typographical error listing 300,000 Dino Babies which should have been 30,000 Dino Babies.


Note 5.  Going Concern

The Company has incurred significant losses since its inception. During the year ended August 31, 2000, the company acquired Allied Entertainment Group, Inc., which was founded under the name Allied Artists in the 1910s. A significant portion of the operating results reported relate to the operating performance history of Allied Artists. The acquired entity is being accounted for using the purchase method of accounting for a business combination.


Through shareholder contributions and the issuance of Company shares (see note 2), the assets of Allied Artist were acquired and presented on the consolidated balance sheet using the purchase method of accounting for business combinations.

Due to the nature of the music and entertainment businesses, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. There is fierce competition in these industries, and the availability of future financing is unknown.



ALLIED ARTISTS ENTERTAINMENT GROUP, INC.


SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS



NONE.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has continued to retain Andrew M. Smith, C.P.A. as auditor and no disagreements with accounts were an issue.


ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

		The officers and directors of the Company were the
            following:

	Name		         		Title
	Georgette Rainey		 	Secretary
	Curtis Shaw 				President
	James Watkins				Director
	Lou Lessor				Director
	John P. Farquhar 			Director
	Dr. Philip Chamberlin			Vice President
	Cal Burton				Vice President
	Kurtis Blow				Vice President
	Fred Rector				Vice President
	Hiroko Sagawa				Treasurer

Mr. Curtis Shaw, age 64, has been the President of the Company since May 2000. Mr. Shaw is an attorney at law, admitted to the California State Bar. He received his J.D. degree from Loyola Law School. Upon graduation he established his law corporation, and has enjoyed a successful practice in Beverly Hills, California. He also holds a Master of Education from the University of Colorado, and B.S. degree from the University of New Mexico. He has been general counsel for Joe Jackson Productions, which included the Jacksons, Janet Jackson, and LaToya Jackson; personal attorney and manager for Marvin Gaye; sports agent Jack Tatum and Gene Upshaw; consultant to Black Entertainment Television (BET), Burrell Advertising (the largest black ad agency in the United States), and Coca Cola
USA, among other notable clients. He was President and CEO of Skyline Records prior to joining Allied Entertainment Group, Inc.


Mr. John P. Farquhar, a director, is a research scientist, inventor and investor. Mr. Farquhar is a graduate of Harvard College; received his B.S. in mathematics at California Institute of Technology with an M.S. in Chemistry. He represented his family in major land reversion cases involving the Pacific Electric Railway, City of Santa Monica, Country of Los Angeles, State of California. Mr. Farquhar Contributed information and historical photographs and various documents to the Santa Monica Historical Society, the Heritage Square Museum and Miramar Hotel, which were family homes, and the Huntington Library in San Marino, California. He invented and obtained a patent for correcting extra-axial aberrations of both refractive and reflective lenses. Mr. Farquhar developed several other inventions on which he is still working; one of them is a system for eliminating pollutants form the exhaust of combustion engine systems, including internal combustion engines (such as in motor vehicles) and from factory smokestacks. During the last few years, he has been working with Robert Rooks in putting together Synergy Group of companies.


Dr. Philip Chamberlin, a Vice President of the
Company is well-known in the motion picture industry as a producer, as the founder, with George Cukor, of the Los Angeles International Film (FILMEX) and as a Member-at-large, and the Director of Special Projects, with the Academy of Motion Picture Arts and Sciences.
He produced "the Movies," a four hour miniseries for ABC Television, "The Testament of Dr. Cordeher" with Jean Renoir, the award-winning documentary film, "Colleen," and other films. He is the co-founder of the Children's Film and Television Center of America and founder of the International Children's Film Festival, now in its 24th year.

Cal Burton, a Vice President of the Company is a creative entertainment executive and producer of films and TV programs. The films he has produced inlude "Going For the Gold" and the award-winning "Maybe It's All In My Mind." He produced and packaged a number of Network specials on NBC-TV including "Chicago Soul I and II." On ABC-TV he produced the 90 minutes Special "Salute To Redd Foxx", featuring Steve Allen, Diahann Carroll, Quincy Jones, Richard Pryor, Milton Berie, Demond Wilson and Jayne Meadows. He was nominated for an Emmy Award - Producer for "What's Going On."
He is a co-owner with John Mackey of Avanti Productions, a motion picture and television production company emphasizing sports and Music.

Fred Rector, a Vice President is a veteran of thirty years of successful promotion in the music business. At Capitol Records, then at Record Merchandising Distributors, he launched and promoted hit records for artists, including Nancy Wilson, Lou Rawls and many others. His promotion work at TK Records made the company a huge success. After TK Records, his work with major record companies and distributors was instrumental in the success of records by Donna Summer, Lionel Richie, Elton John, Madonna, Michael Jackson, Paula Abdul and many others.

Kurtis Blow, a Vice President, is an internationally known music star with many "firsts" to his credit. He has co-produced successful albums with many stars, including Witney Huston, Run DMC. New edition, De Barge and others. Kurtis Blow is one of the founders and creators of Record Rap. He stands as an emerging leader in a new generation of Rappers, and he will soon carry their music into its newest form. Kurtis Blow became the first rapper to be signed by a major label. Mercury released "Christmas Rappin," and it sold over 500,000 copies (going gold). He released ten albums over eleven years. The first entitled, "Kuris Blow," his full length debut, and his second, Top Pop Album "Deuce" became a big hit across Europe. "America," America's video innovation received an MTV Monitor Award. Also, from the album "America" the song "If I Rule The World" became a top five hit on Billboard's R&B chart. Kurtis Blow worked along side Russell Simmons in starting Def Jam Records, one of the most successful Rap labels, with over $1,000,000 in sales.

Georgette Rainey, newly appointed Secretary, is an attorney at law admitted to the California Bar Association. She received her J.D. from Howard University, and a Bachelor of Arts degree from Oakwood College, Huntsville, Al. She has been Assistant to the Vice President of Howard University School of Law, as well as an instructor in property law. She is the managing partner of Ricks-Rainey Attorneys at Law and her primary areas of concentration are: Business, Family, and Entertainment Law; and Civil Litigation.


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

	                  Total as a Group:  19,500,000


The table below sets forth those directors and officers who own shares of Company stock.



ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer, directly or indirectly, is indebted to the Company in any amount as of the close of the fiscal year August 31, 1999.


ITEM 14:	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

a.	Audited Financial Statements.

SIGNATURES

The signature below is that of Ms Georgette Rainey. Ms. Rainey did not become involved with the Company until 1999. Ms. Rainey disclaims any knowledge of, or liability for any transaction prior to this time. Ms. Rainey signs below as a current officer and director.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Allied Artists Entertainment Group, Inc.
(Registrant)




		____________/s/_____________________________
               Georgette Rainey, Secretary


Dated:  September 27, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	Signature					         										Title


			______________________/s/___________________
	            Georgette Rainey		  Secretary