Form 10-Q
period 2000-11-30
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2001-02-08
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended                       Commission File Number

               November 30, 2000                                0-12423

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

   Yes  [X]                                           No   [ ]

The number of shares outstanding of each of the registrants classes of common stock, as of November 30, 2000 was 31,139,991 shares, all of one class of $.00 par value Common Stock.

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
FORM 10-Q
Quarter Ended May 31, 2000

                                                          TABLE OF CONTENTS

FINANCIAL INFORMATION                                               PAGE

Item 1-  Consolidated Financial Statements
          Consolidated Balance Sheets as of
          November 30, 2000 and August 31, 2000                     3

         Consolidated Statements of Operations
         for the three months ended November 30, 2000
         and November 30, 1999                                      4

         Consolidated Statements of Cash Flows
         for the three months ended November 30, 2000
         and November 30, 1999                                      6

         Notes to Consolidated Financial Statements               7,8

Item 2-  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                     9-11

OTHER INFORMATION

Item 1-  Legal Proceedings                                       12

Item 2-  Changes in Securities                                   12

Item 3-  Defaults upon Senior Securities                         12

Item 4-  Submission of Matters to a Vote of Security Holders     12

Item 5-  Other Information                                       12

Item 6-  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       13









MERIT DIVERSIFIED INTERNATIONAL, INC.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2000 AND AUGUST 31, 2000



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