Form 10-Q/A
period 2000-11-30
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2001-02-13
CIK 725752

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

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
FORM 10-Q
Quarter Ended November 30, 2000

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









ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2000 AND AUGUST 31, 2000



                                 November 30           August 31,
                                  2000                  2000
                                (Unaudited)            (Note 1)

Assets                         $ 7,057,656          $  7,137,301

Total Assets                   $ 7,057,656          $  7,137,301


Liabilities and Shareholders Equity

Current liabilities

Accounts and taxes payable     $     -                $ 51,052

Total current liabilities       $    -                $ 51,052

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 31,142,257 issued and 30,042,257
 outstanding as of November 30, 2000
 and    August 31, 2000         1,552,349           1,552,349

Additional paid-in capital       8,219,449           8,219,443

Accumulated deficit-accumulated (2,714,142)          (2,685,543)

Total shareholders equity        7,057,656          $ 7,086,249

Total liabilities and
shareholders equity           $  7,057,656          $ 7,137,301


See Notes to Consolidated Financial Statements

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                  November 30,          November 30,
                                    2000                   1999

Net revenue                     $  -             $        134,068

Costs and expenses:

General and administrative        (28,599)                 438,897
  Depreciation and amortization       -                     -

Income (loss) from operations    $    -                     -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -


Income (loss) before taxes
 on income                        ( 28,599)               (304,829)

Taxes on income                       -                     -

Net income (loss)                 ( 28,599)                 -

Net income (loss) per share        $(0.009)                 $(0.010)

Weighted average number of shares
  and share equivalents
  outstanding                    31,142,257             31,142,257

See Notes to Consolidated Financial Statements


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    November 30,          November 30,
                                       2000               1999

Operating activities:

  Net income (loss)                  $(28,599)              $134,068
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                    -                 -
  Changes in operating assets and
     liabilities:
    Accounts receivable                   -               (161,237)
    Inventories                           -                (47,439)
    Accounts payable                      -                131,808
Cash provided by (used in)
 operating activities                     -                 57,200
Investing activities:
   Investment in Fixed Assets             -               (400,000)
Financing activities:
  Contribution by shareholder             -                400,000
  Issuance of capital stock               -                 14,021
Cash provided by financing
 activities                               -                414,021
Net increase (decrease) in
 cash and cash equivalents                -                 71,221
Cash and cash equivalents,
 beginning of period                    71,221                   -
Cash and cash equivalents,
 end of period                        $  42,622           $ 71,221




See Notes to Consolidated Financial Statements


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form 10-K for the year ended August 31, 2000.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using The weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

The Company acquired 100% ownership of Allied Artists valued at historic cost of $2,000,000. The Company issued 500,000 shares for this business. This transaction is being accounted for as a purchase, with the results of operations of the acquired entity included in the consolidated statement of income. Over the years, Allied Artists has produced and distributed hundreds of films. Though it originally dealt with early talkies, soundtrack n is now involved in motion picture production and television for various studios, remaining active in musical and television productions, as well as music videos.


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOVEMBER 30, 2000



Note 4 - Contributed Assets

Controlling interest in ALLIED ARTISTS ENTERTAINMENT GROUP, INC., a Nevada Corporation, and its predecessor (the "Company"), was transferred from Jen Investment Corporation to the following entities:

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







ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOVEMBER 30, 2000

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three and nine month periods ended November 30, 2000 and November 30, 1999, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOVEMBER 30, 2000


Results of Operations Three Months Ended November 30, 2000 and November 30,
1999


During the three months ended November 30, 2000, the Company generated no revenues, while continuing to incur necessary operating expenses.



Item 2 - Managements Discussion and Analysis of Financial Condition and
                Results of Operations or Plan of Operation (Continued)


As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operation would likely be materially affected by the business acquired or merger with the Company.

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

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOVEMBER 30, 2000

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




ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOVEMBER 30, 2000


PART II Other Information

Item 1        Legal Proceedings

              None

Item 2        Change in Securities

              None

Item 3        Defaults Upon Senior Securities

               None

Item 4        Submission of Matters to a Vote of Security Holders

               None

Item 5         Other Information

               None

(Balance of Page Left Blank Intentionally)




(Balance of Page Left Blank Intentionally)

 (Balance of Page Left Blank Intentionally)



(Balance of Page Left Blank Intentionally)














ALLIED ARTISTS ENTERTAINMENT GROUP, INC.






SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
(Registrant)



Date:  February 9, 2001     By: __________________/s/__________________

                            Jim Watkins, Secretary


(Balance of Page Left Blank Intentionally)