Form 10-Q
period 2001-02-28
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2001-04-16
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



 For the Quarter Ended                       Commission File Number

 February 28, 2001                                0-12423

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

   Yes  [X]                                           No   [ ]

The number of shares outstanding of each of the registrants classes of common stock, as of February 28, 2001 was 30,042,257 shares, all of one class of $.00 par value Common Stock.

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
FORM 10-Q
Quarter Ended February 28, 2000

                           TABLE OF CONTENTS

FINANCIAL INFORMATION                                               PAGE

Item 1-   Consolidated Financial Statements
          Consolidated Balance Sheets as of
          February 28, 2001 and August 31, 2000                     3

         Consolidated Statements of Operations
         for the three months ended February 28, 2001
         and February 28, 2000                                      4

         Consolidated Statements of Cash Flows
         for the three months ended February 28, 2001
         and February 28, 2000                                      6

         Notes to Consolidated Financial Statements               7,8

Item 2-  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                     9-11

OTHER INFORMATION

Item 1-  Legal Proceedings                                       12

Item 2-  Changes in Securities                                   12

Item 3-  Defaults upon Senior Securities                         12

Item 4-  Submission of Matters to a Vote of Security Holders     12

Item 5-  Other Information                                       12

Item 6-  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       13









ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF February 28, 2001 AND AUGUST 31, 2000



                                 February 28           August 31,
                                  2001                  2000
                                (Unaudited)            (Note 1)

Non Current Assets             $ 5,153,814          $  5,137,301

Total Assets                   $ 5,153,814          $  5,137,301


Liabilities and Shareholders Equity

Current liabilities

Accounts and taxes payable     $     -                $ 51,052

Total current liabilities       $    -                $ 51,052

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 31,142,257 issued and 30,042,257
 outstanding as of February 28, 2001
 and    August 31, 2000          1,333,229           1,552,349

Additional paid-in capital       6,283,149           6,219,443

Accumulated deficit-accumulated (2,462,564)          (2,685,543)

Total shareholders equity        5,183,814          $ 5,086,249

Total liabilities and
shareholders equity           $  5,183,814          $ 5,137,301


See Notes to Consolidated Financial Statements

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                  February 28,          February 28,
                                    2001                   2000

Net revenue                     $  -             $          -

Costs and expenses:

General and administrative         5,000                    -
  Depreciation and amortization       -                     -

Income (loss) from operations    $    -                     -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -


Income (loss) before taxes
 on income                        (5,000)                   -

Taxes on income                       -                     -

Net income (loss)                     -                     -

Net income (loss) per share         nil                    nil

Weighted average number of shares
  and share equivalents
  outstanding                    31,142,257             30,052,257

See Notes to Consolidated Financial Statements


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    February 28,          February 28,
                                       2001               2000

Operating activities:

  Net income (loss)                  $    -                 -
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                    -                 -
  Changes in operating assets and
     liabilities:
    Accounts receivable                   -                 -
    Inventories                           -                 -
    Accounts payable                      -                 -
Cash provided by (used in)
 operating activities                     -                 -
Investing activities:
   Investment in Fixed Assets             -                 -
Financing activities:
  Contribution by shareholder             -                 -
  Issuance of capital stock               -                 -
Cash provided by financing
 activities                               -                 -
Net increase (decrease) in
 cash and cash equivalents                -                 -
Cash and cash equivalents,
 beginning of period                      -                 -
Cash and cash equivalents,
 end of period                        $   -                 -




See Notes to Consolidated Financial Statements


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2001

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August
31, 2000 after taking into account subsequent 8-k filings.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using The weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

The Company acquired 100% ownership of Allied Entertainment Group valued at historic cost of $2,000,000. The Company issued 500,000 shares for this business. The Company has written down this $2,000,000 figure to the amount of capital investment of $600,000, since Allied may not have the value originally represented to the Company. In the Company's 10-K for 2000, this transaction was accounted for as a purchase, with the results of operations of the acquired entity included in the consolidated statement of income. Refer to latest 8-k for possible litigation that may result from misrepresentation made by the seller of Allied Entertainment Group.


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FEBRUARY 28, 2001



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



(Balance of Page Left Blank Intentionally)







ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOVEMBER 30, 2000

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three and nine month periods ended February 28, 2001 and February 28, 2000, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations below includes forward looking statements within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of operation.

The Company has continued its efforts to acquire, merge with, and enter into other forms of business combinations.

The television division has signed a production and distribution deal with Apple Juice Production who have just completed pilots for Kings Pawn a comedy series, and the Wherehouse of Music show that features the top urban music artist and D.J.'s playing their latest hits for a live studio audience. The Company may ask the shareholders for a vote to change the name of the company to Apple Juice Productions due to the future litigation concerning Allied Artists and due to the fact that the Apple Juice related television is the focus of the Company at this time.

ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
NOVEMBER 30, 2000


Results of Operations Three Months Ended February 28, 2001 and February 28, 2000.


During the three months ended February 28, 2001, the Company generated no revenues, while continuing to incur necessary operating expenses.



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





(Balance of Page Left Blank Intentionally)




ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
FEBRUARY 28, 2001


PART II Other Information

Item 1        Legal Proceedings

              None. However, refer to latest 8-k for potential litigation.

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


ALLIED ARTISTS ENTERTAINMENT GROUP, INC.
(Registrant)



Date:  April 13, 2001     By: __________________/s/__________________

                            Jim Watkins, Secretary


(Balance of Page Left Blank Intentionally)