Form 10-K
period 2001-08-31
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2001-11-16
CIK 725752

Form 10-K for INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Filed for the period ending August 31, 2001
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:  August 31, 2001

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.

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

Yes	___X___	No	______


The aggregate market value of the voting stock held by non-affiliates of the Registrant: Currently, the Company's stock is thinly traded. There are 2,154,000 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $1.28 per share. Using this value of $1.28 per share, the aggregate market value is estimated at $4,846,57.20. Number of common shares, without par value, outstanding as of August 31, 2001, was 3,786,390.


1




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-K

Fiscal Year ended August 31, 2001


TABLE OF CONTENTS

							Page No.


Part I

	Item 1	Business

	Item 2	Properties

	Item 3	Legal Proceedings

	Item 4	Submission of Matters to a vote of Security Holders


Part II

	Item 5	Market for Registrant's Common Stock and Related
			Stockholder Matters

	Item 6	Selected Financial Data

	Item 7	Management's Discussion and Analysis of Financial
			Condition and Results of Operation

	Item 8	Consolidated financial Statements and Supplementary
			Data

	Item 9	Changes in and Disagreements with Accounts on
			Accounting and Financial Disclosure


Part III

	Item 10	Directors and Executive Officers of the Registrant

	Item 11	Executive Compensation

	Item 12	Security Ownership of Certain Beneficial Owners
			and Management

	Item 13	Certain Relationships and Related Transactions


Part IV

	Item 14	Exhibits, Financial Statements, Schedules and Reports
			on Form 8-K
INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.

PART I


ITEM 1:	BUSINESS (General)

The Company INTERNATIONAL SYNERGY HOLDING COMPANY, LTD., formerly

Merit Diversified International, Inc. ("the Company") owns entertainment related assets.

B.	History of Operations

The Company was incorporated in the State of Utah, in 1983, subsequently reincorporated in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. From 1988 until new management was appointed in 1998, the Company made several attempts to acquire and operate various businesses. During the fiscal year ended August 31, 2000, the company acquired all outstanding shares of Allied Entertainment Group, Inc. As of September 15, 2000 the company changed its name from Merit Diversified International to Allied Artists Entertainment Group, Inc., and more recently to International Synergy Holding Company, Ltd. The Company has brought a law suit against the former owner of Allied Artists Entertainment Group, Inc., for misrepresentations as reflected in past 8k filings.

ITEM 2:	PROPERTIES

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

3. 30,000 Dino Babies animation cels valued at $3,000,000. Items 3,4 and 5 were transferred into the Company as a result of the prior commitment specified in the previous 8-K for the then new controlling shareholders to transfer into the Company
$5,000,000 in assets.

ITEM 3:	LEGAL PROCEEDINGS

The Company is suing Kim Richardson for misrepresentations in his sale of Allied Artists Entertainment Group to The Company.


ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Controlling shareholders voted to reverse split the stock 8-1 and change name of the Company from Allied Artists Entertainment Group, Inc. to International Synergy HOLDING COMPANY, LTD., during the year ending August 31, 2001.


ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board.

The quote below is from the "Pink sheets: and the OTC bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 2000.

Bid	High		16.00		Low			 .25

Ask	High		21.00		Low			.75

ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.

For Year Ended August 31   2001      2000     1999   1998   1997
Net Sales	                  0        0        0	 0	  0

Net Income (Loss)	         3,053       0        0       0      0

Earnings (Loss) per Share  .001     (.007)     NIL     NIL   NIL

Cash Dividends per Share      0        0        0	  0	  0

Total Assets	         5,153,008 5,149,955  0	  0     0

Long-term Notes Payable	     0         0	      0	  0     0
Total Stockholders'
Equity                     5,153,008 5,149,955  0       0     0

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year Ended August 31, 2001 and 2000

During the fiscal year ended August 31, 2000, the Company acquired a 100% interest in Allied Entertainment Group, Inc.

The Company is a development stage company and has had no operations during the Year ending August 31, 2001. The Company is seeking to acquire or merge with operating companies.

Item 8:	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Andrew M. Smith, CPA
3711 Long Beach Blvd., Suite 809
Long Beach, Ca 90807
(562) 424-8679

To the Board of Directors
INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.:

INDEPENDENT AUDITOR'S REPORT
I have audited the accompanying consolidated balance sheet of INTERNATIONAL SYNERGY HOLDING COMPANY, LTD., as of August 31, 2001, 2000, and 1999 respectively; and the related statements of operations, stockholders' equity and cash flows for the years then ended. My responsibility is to express an opinion on these financial statements based on my audit. I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis. Evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and those of other auditors provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Synergy Holding Co, Ltd., as of August 31, 2001, 2000 and 1999, and the results of it's operations and cash flows for the years then ended, in conformity with generally-accepted accounting principles.

Andrew M. Smith, CPA
Dated:   September 27, 2001




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
BALANCE SHEET
AS OF AUGUST 31,


	                       Assets

			              2001	    2000
 Current Assets
	 Cash                     $  -           $ -

	 Accounts Receivable  	     -             -

       Less: Allowance for
       Doubtful Accounts 	     -   	       -
	 Inventories 		     -
      Prepaid Expenses 		     -   		 -
	     Total Current Assets    -             -

 Property, Plant, and
 Equipment Net of
 Accumulated Depreciation 	  70,000         70,000

 Other Assets
  Investment Assets   	      5,083,008     5,079,955

	   Total Assets 	    $ 5,153,008  $  5,149,955


	              Liabilities and Stockholders Equity

 Current Liabilities
	 Accounts Payable     $   -            $   -

	   Total Currrent
         Liabilities            -   	       -

 Long Term Liabilities 		  -   		 -

	 Total Liabilities        -   		 -


 Stockholders' Equity
 Common Stock (50,000,000
 shares authorized, no
 par value, 3,892,782
 shares issued and
 outstanding) (Note 1) 	  1,333,229 	  1,552,349



Additional Paid in
Capital (Note 8)	        3,816,726         3,597,606

Retained Earnings
(Note 8)                      3,053


Total Equity 		  5,153,008 	   5,149,955

Total Liabilities
and Equity 		      $ 5,153,008       $  5,149,955

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
INCOME STATEMENT
YEAR ENDED AUGUST 31,

			        2001		  2000

Revenues	            $   -   	        $   -

Less: Cost of Revenues	    -                   -

	Gross Margin          -   		      -

Operating Expenses	    -                   -

Income from Continuing
Operations		          -                   -

Income from Discontinued
Operation		         3,053 		      -

Net Income		  $      3,053 		 $    -


Weighted average
number of shares		3,755,282	       3,892,782

Earnings/(Loss) per
common share	     $   0.001 	       $    -

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF CASH FLOWS
YEAR ENDED AUGUST 31,

			       2001				2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income	    $    -   		 $      -
   Adjustments to
   reconcile net
   income to net
   cash provided
   by operating
   activities
   Depreciation Expense	    -   	               -
   (Increase) Decrease in
     Accounts receivables   -                      -
     Inventories		    -   	               -
     Prepaid Expenses	    -   	               -

   Increase(Decrease) in
     Accounts Payables	    -   			   -
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES -                      -

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Fixed
    Assets			     -   		         -

      NET CASH USED FOR
      INVESTING ACTIVITIES   -   			   -

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock
    Repayment of debt	     -   			   -
    Proceeds from long
    term debt		     -   			   -
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES   -                     -


Increase (Decrease) in Cash			            					                 -
    CASH AT BEGINNING OF
    PERIOD			     -   			   -

    CASH AT END OF PERIOD $  -   			$  -

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF SHAREHOLDERS EQUITY
YEAR ENDED AUGUST 31,

					                             Additional
	                    Common	   	Common       	Paid-in	     Retained
	                    Shares	   	Stock	       	Capital	     Earnings    	Total

Bal August 31, 1999  31,142,257  $1,552,349    $6,283,149  $(2,685,543)	$5,149,955

Net Income							                 -

Quasi-reorganization				     (2,685,543)   2,685,543

Bal August 31, 2000  31,142,257   1,552,349 	3,597,606 	     -   	 5,149,955

Net Income							                3,053        3,053

Reaquired Shares
from Allied Artists
and Eye Candy Post  (1,100,000)   (219,120)	              219,120 		-

8:1 Reverse Stock
Split	             (26,255,867)

Quasi-reorganization			               219,120 	  (219,120)

Bal August 31, 2001  3,786,390   $1,333,229 	$3,816,726 	   $ 3,053 	$ 5,153,008



Note 1. General Company Information and Summary of  Significant
        Accounting Policies

International Synergy Holding Company, Ltd., ., formerly Merit Diversified International, Inc. ("the Company") was incorporated in the State of Utah, in 1983, subsequently reincorporated in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. From 1988 until new management was appointed in 1998, the Company made several attempts to acquire and operate various businesses.

The company changed its name in 2000 to International Synergy
Holding Company, Ltd. Its current focus has been in the entertainment industry. The Company is anticipating broadening its holdings through strategic acquisitions, and will move with careful determination.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Property and Equipment

As of August 31, 2000 the Company acquired fixed assets.
Previously the Company depreciated its fixed assets over their estimated useful lives on a straight line bases.

Reverse Stock Split

In August, 2001 there was a 8 to 1 reverse split of common stock.
All share and per share amounts have been restated accordingly.

Net Loss Per Share

Income/Loss per share is computed based on the average number of shares outstanding during each year. Shares outstanding for the year ended August 31, 2001 have been adjusted for an 8-1 reverse stock split.


Revenue Recognition

The Company employs the accrual method of accounting, and therefore recognizes revenues when earned.

Provision for Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. During the current year there was no operating activity. As a result there is no current provision for income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. The Company has a net operating loss carry forward of approximately $2,000,000 available to offset future taxable income. The last of the carry forward expires in 2009. No benefit has been recorded on the face of the balance sheet for this benefit.

Note 2 - Net Income (Loss) Per Share
Net income (loss) per share and common equivalent share is computed using The weighted average number of shares outstanding during each period.

Note 3.	Related Party Transactions

There are no outstanding obligations due to or from related parties as of August 31, 2001 and 2000.

Note 4.	Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 2001, or 2000

Note 5 - Contributed Assets

Controlling interest in INTERNATIONAL SYNERGY HOLDING, INC., a Nevada Corporation, and its predecessor Merit Diversified
Holding Company (the "Company"), was transferred from  Jen
Investment Corporation to the following entities:

1. Selective Entertainment                   	  406,250 shares
2. United Assurance Company, Ltd. 	          	  406,250 shares
3. Apple Juice Productions		              406,250 shares
4. International Synergy Corporation         	  406,250 shares
5. International Annuity Trust Corporation   	  406,250 shares
6. IAT Mortgage Bankers		                    406,250 shares
   (The above has been adjusted for 8:1 reverse stock split as of August 31, 2001)

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

3.	30,000 Dino Babies animation cels valued at $3,000,000 as
      appraised by Edward N. Okil, National Institute of
      Appraisers.

Note 6.  Going Concern
The Company has incurred significant losses since its inception. Due to the nature of the music and entertainment businesses, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. There is fierce competition in these industries, and the availability of future financing is unknown.

Note 7. Mergers and Acquisitions
The Company acquired 100% ownership of Allied Entertainment Group valued at historic cost of $2,000,000. The Company issued 500,000 shares for this business. The Company has written off this $2,000,000 figure, since Allied may not have the value originally represented to the Company. In the Company's 10-K for 2000, this transaction was accounted for as a purchase, with the results of operations of the acquired entity included in the consolidated statement of income. The presentation of the year 2000 comparatives, excludes the effect of this transaction.

Note 8. Quasi-reorganization
As a result of the demerging of Allied Artists Entertainment Group, it was felt that a readjustment of the company's accounts in the form of a quasi-reorganization was appropriate

A quasi-reorganization is an accounting procedure which results in eliminating the accumulated defecit in retained earnings. This accounting procedure is limited to a reclassification of accumulated defecit as a reduction of paid-in capital. The Company believes the quasi-reorganization is appropriate because of the installation of new executive officers, the above mentioned demerging of Allied Artists Entertainment Group, and the formulation of a revised operating plan. As a result thereof, it would be able to devote its resources to its continuing operations. Because asset have been stated at approximate fair values, the quasi-reorganization had no effect on recorded assets.

Note 9. Subsequent Events

On September 28, 2001 (subsequent to the balance sheet date), 175,000 shares of common stock and 100,000 warrants were registered with the Securities and Exchange Commission on For S-8. The shares and warrants issued were for compensation to certain independent consultants.






Balance of Page Left Blank Intentionally







































INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.




ITEM 8	Financial Statements
	Index to Consolidated Financial Statements

_______________________________________________________________
_______________________________________________________________
2001, 2000, and 1999 Consolidated Financial Statements:

	Report of Independent Certified Public Accountants

	Balance Sheets as of August 31, 2001 and 2000

	Statements of Operations for the Years Ended August 31, 2001, and 2000

	Statements of Stockholders' Equity for the Years Ended August 31, 2001, 2000 and 1999

      Statement of Cash Flows for the Years Ended August 31, 2001, and 2000

	Summary of Accounting Policies and Notes to Consolidated
      Financial  Statements


      Schedules --

	II	Valuation and Qualifying Accounts

SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS

NONE.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has continued to retain Andrew M. Smith, C.P.A. as auditor and no disagreements with accounts were at issue.


ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

		The officers and directors of the Company were the
            following:

	Name		         		Title
	Hiroko Sagawa		 	Secretary/Treasurer
	Kenta Rooks				President
	John P. Farquhar 			Director
	H.H. Brookings			Director

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


ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

As of August 31, 2001, the following were beneficial owners of more than five percent of the Company's common stock.



Stock			       Name and Address				Ownership

Common		       Selective Entertainment		406,250
			       1801 Avenue of the Stars #640
 				 Los Angeles, CA 90067

				I A T Mortgage Bankers			406,250
				1801 Avenue of the Stars #640
				Los Angeles, CA 90067


				International Annuity Trust
                        Corporation                         406,250
				6348 De Roja
				Woodland Hills, CA 91364

				Apple Juice Productions	            406,250
				6348 De Roja
				Woodland Hills, CA 91364

				International Synergy Corporation  406,250
				1054 Thomas Street, South East
				Grand Rapids, MI

				United Assurance Company, Ltd.     406,250
				1142 King Street
				Chrisiansted, St.Croix, U.S.V.I.

	                  Total as a Group:                2,437,500


The table below sets forth those directors and officers who own shares of Company stock.

None

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer, directly or indirectly, is indebted to the Company in any amount as of the close of the fiscal year August 31, 2001.


ITEM 14:	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

a.	Audited Financial Statements.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)




		____________/s/_____________________________
               Hiroko Sagawa, Secretary


Dated:  September 27, 2001