Form 10-Q
period 2001-11-30
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2002-01-18
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended                       Commission File Number

        November 30, 2001                                0-12423

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

   Yes  [X]                                           No   [ ]

The number of shares outstanding of each of the registrants classes of common stock, as of November 30, 2001 was 3,786,390 shares, all of one class of $.00 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-Q
Quarter Ended November 30, 2001

                                                          TABLE OF CONTENTS

FINANCIAL INFORMATION                                               PAGE

Item 1-   Consolidated Financial Statements
          Consolidated Balance Sheets as of
          November 30, 2001 and August 31, 2001                     3

         Consolidated Statements of Operations
         for the three months ended November 30, 2001
         and November 30, 2000
                              					        4

         Consolidated Statements of Cash Flows
         for the three months ended November 30, 2001
         and November 30, 2000                                      6

         Notes to Consolidated Financial Statements               7,8

Item 2-  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                     9-11

OTHER INFORMATION

Item 1-  Legal Proceedings                                       12

Item 2-  Changes in Securities                                   12

Item 3-  Defaults upon Senior Securities                         12

Item 4-  Submission of Matters to a Vote of Security Holders     12

Item 5-  Other Information                                       12

Item 6-  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       13









INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF November 30, 2001 AND AUGUST 31, 2001



                                 November 30           August 31,
                                  2001                  2001
                                (Unaudited)            (Note 1)

Assets                         $ 5,153,008	    $  5,153,008

Total Assets                   $ 5,153,008          $  5,153,008


Liabilities and Shareholders Equity

Current liabilities

Accounts and taxes payable     $     -                $ 51,052

Total current liabilities       $    -                $ 51,052

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 3,786,390 issued and 3,786,390
 outstanding as of November 30, 2001
 and    August 31, 2001         1,552,349           1,552,349

Additional paid-in capital       8,219,449           8,219,443

Accumulated deficit-accumulated (4,618,790)          (4,618,790)

Total shareholders equity        5,153,008          $ 5,153,008

Total liabilities and
shareholders equity           $  5,153,008          $ 5,153,008



See Notes to Consolidated Financial Statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                  November 30,          November 30,
                                    2001                   2000

Net revenue                     $  -             $               -

Costs and expenses:

General and administrative           -                       -
  Depreciation and amortization       -                     -

Income (loss) from operations    $    -                     -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -


Income (loss) before taxes
 on income                                                  -

Taxes on income                       -                     -

Net income (loss)                     -                     -

Net income (loss) per share        $(0.00)                 $(0.00)

Weighted average number of shares
  and share equivalents
  outstanding                    3,786,390             31,142,257

See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER, 2001 AND 2000
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    November 30,          November 30,
                                       2001               2000

Operating activities:

  Net income (loss)                  $-                    $ -
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                    -                 -
  Changes in operating assets and
     liabilities:
    Accounts receivable                   -                 -
    Inventories                           -                 -
    Accounts payable                      -                 -
Cash provided by (used in)
 operating activities                     -                 -
Investing activities:
   Investment in Fixed Assets             -                 -
Financing activities:
  Contribution by shareholder             -                 -
  Issuance of capital stock               -                  -
Cash provided by financing
 activities                               -                  -
Net increase (decrease) in
 cash and cash equivalents                -                 -
Cash and cash equivalents,
 beginning of period                    -                   -
Cash and cash equivalents,
 end of period                        $  -               $   -




See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 2001 after taking into account subsequent 8-k filings.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using The weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

The Company acquired 100% ownership of Allied Entertainment Group valued at historic cost of $2,000,000. The Company issued 500,000 shares for this business. The Company has written down this $2,000,000, since Allied may not have the value originally represented to the Company. In the Company?s 10-K for 2000, this transaction was accounted for as a purchase, with the results of operations of the acquired entity included in the consolidated statement of income. Refer to subsequent
8k filings that indicate the litigation that results from misrepresentation made by the seller of Allied Entertainment Group.


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
November 30, 2001



Note 4 - Contributed Assets

Controlling interest in INTERNATIONAL SYNERGY HOLDING COMPANY, LTD., a Nevada Corporation, and its predecessor (the "Company"), was transferred from Jen Investment Corporation to the following entities:

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







INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOVEMBER 30, 2001

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the three and nine month periods ended November 30, 2001 and November 30, 2000, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

The information set forth in Management?s Discussion and Analysis of Financial Condition and Results of Operations below includes forward looking statements within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in management?s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of operation.

The Company has continued its efforts to acquire, merge with, and enter into other forms of business combinations.

The television division has signed a production and distribution deal with Apple Juice Production regarding pilots for Kings Pawn a comedy series, and is beginning production of The Rich Generation.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOVEMBER 30, 2001


Results of Operations Three Months Ended November 30, 2001 and
November 30, 2000.


During the three months ended November 30, 2001, the Company generated no revenues, while major shareholders paid the Company?s necessary operating expenses.



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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOVEMBER 30, 20011

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





(Balance of Page Left Blank Intentionally)




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOVEMBER 30, 2001


PART II Other Information

Item 1        Legal Proceedings

              The Company has sued the seller of Allied Artists Entertainment Group for his misrepresentations.

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














INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.






SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)



Date:  January 9, 2002     By: __________________/s/__________________

                            Hiroko Sagawa, Secretary


(Balance of Page Left Blank Intentionally)