Form 10-Q
period 2002-02-28
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2002-04-25
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended              Commission File Number

        February 28, 2002                                0-12423

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  [X]                                           No   [ ]

The number of shares outstanding of each of the registrants classes of common stock, as of February 28, 2002 was 5,786,390 shares, all of one class of $.00 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-Q
Quarter Ended February 28, 2002

                                                   TABLE OF CONTENTS

FINANCIAL INFORMATION                                           PAGE

Item 1-   Consolidated Financial Statements
          Consolidated Balance Sheets as of
         February 28, 2002 and August 31, 2001                     3

         Consolidated Statements of Operations
         for the three months ended February 28, 2002
         and November 30, 2000
                              					   4

         Consolidated Statements of Cash Flows
         for the three months ended February 28, 2002
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









INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF February 28, 2002 AND AUGUST 31, 2001



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

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 5,786,390 issued and 3,786,390
 outstanding as of February 28,
 2002  and    August 31, 2001     1,552,349           1,552,349

Additional paid-in capital        8,219,449           8,219,443

Accumulated deficit-accumulated (4,618,790)          (4,618,790)

Total shareholders equity        5,153,008          $ 5,153,008

Total liabilities and
shareholders equity           $  5,153,008          $ 5,153,008



See Notes to Consolidated Financial Statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED February 28, 2002 AND 2000
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                             February 28,              February 28,
                                    2001                   2002

Net revenue                     $  -             $           -

Costs and expenses:

General and administrative           -                       -
  Depreciation and amortization      -                       -

Income (loss) from operations    $   -                       -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -


Income (loss) before taxes
 on income                                                  -

Taxes on income                       -                     -

Net income (loss)                     -                     -

Net income (loss) per share        $(0.00)                 $(0.00)

Weighted average number of shares
  and share equivalents
  outstanding                    5,786,390             31,142,257

See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY, 2001 AND 2000
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    February 28,          February 28,
                                       2002               2001

Operating activities:

  Net income (loss)                  $-                    $ -
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                    -                 -
  Changes in operating assets and
     liabilities:
    Accounts receivable                   -                 -
    Inventories                           -                 -
    Accounts payable                      -                 -
Cash provided by (used in)
 operating activities                     -                 -
Investing activities:
   Investment in Fixed Assets             -                 -
Financing activities:
  Contribution by shareholder             -                 -
  Issuance of capital stock               -                 -
Cash provided by financing
 activities                               -                 -
Net increase (decrease) in
 cash and cash equivalents                -                 -
Cash and cash equivalents,
 beginning of period                    -                   -
Cash and cash equivalents,
 end of period                        $  -               $   -




See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2002

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,all adjustments considered necessary for a fair presentation have been forthe three months ended February 28, 2002 are not necessarily indicative ofthe results that may be expected for the year ended August 31, 2002. Forfurther information, refer to the consolidated financial statements and footnotes thereto included in the Company?s Form 10-K for the year ended August 31, 2001 after taking into account subsequent 8-k filings.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

The Company acquired 100% ownership of Apple Juice Productions in exchange for 2,000,000 newly issued common shares.


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
February 28, 2002



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
4. International Synergy Corporation       2,406,250 shares
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







INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
February 28, 2002

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the periods ended
February 28, 2002 and February 28, 2001, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
February 28, 2002


Results of Operations Three Months Ended February 28, 2002 and
February 28, 2001.


During the three months ended February 28, 2002, the Company generated no revenues, while major shareholders paid the Company?s necessary operating expenses.



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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
February 28, 2002

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




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
February 28, 2002


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


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)



Date:  April 22, 2002     By: __________________/s/__________________

                            Hiroko Sagawa, Secretary


(Balance of Page Left Blank Intentionally)