Form 10-Q
period 2002-05-31
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2002-07-29
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended            Commission File Number

        May 31, 2002                     0-12423

International Synergy Holding Company, Ltd.
(Exact name of registrant as specified in its charter)


Nevada
                                            94-2906927
(state or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


 31847 Broadbeach Rd., Malibu, Ca 90265
(Address of principal executive offices)

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

                             TABLE OF CONTENTS

FINANCIAL INFORMATION                                        PAGE

Item 1-   Consolidated Financial Statements
          Consolidated Balance Sheets as of
          May 31, 2002 and August 31, 2001                     3

         Consolidated Statements of Operations
         for the three months ended May 31, 2002
         and November 30, 2000
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




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF May 31, 2002 AND AUGUST 31, 2001



                                 May 31           August 31,
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



See Notes to Consolidated Financial Statements



INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED February 28, 2002 AND 2000
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                 May 31                 May 31,
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

See Notes to Consolidated Financial Statements




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY, 2001 AND 2000
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    May 31,          May 31,
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



See Notes to Consolidated Financial Statements



INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2002

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company?s Form 10-K for the year ended August 31, 2001 after taking into account subsequent 8-k filings.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using The weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

The Company acquired 100% ownership of Apple Juice Productions in exchange for 2,000,000 newly issued common shares.


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2002



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







INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
May 31, 2002

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the periods ended
May 31, 2002 and May 31, 2001, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
May 31, 2002


Results of Operations Three Months Ended May 31, 2002 and May 31,
2001.


During the three months ended May 31, 2002, the Company generated no revenues, while major shareholders paid the Company?s necessary operating expenses.



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

Recent accounting pronouncements: On March 3, 1997, the Financial AccountingStandards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 128, Earning Per Share. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company adopted SFAS No. 128 in the fiscal year 1998 and its implementation is not expected to have a material effect on the financial statements.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
May 31, 2002

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

Also, in June 1997, FASB issued SFAS No. 131, Disclosures about
Segments of an Enterprise and Related Information which supersedes
SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No.131 establishes standards for the way that public companies report information about operating.

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




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
May 31, 2002


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


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)



Date:  July 26, 2002     By: __________________/s/__________________

                            Hiroko Sagawa, Secretary


(Balance of Page Left Blank Intentionally)