Form 10-K
period 2002-08-31
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2003-01-06
CIK 725752

Form 10-K for INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Filed for the period ending August 31, 2002
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:  August 31, 2002

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


The aggregate market value of the voting stock held by non-affiliates of the Registrant: Currently, the Company's stock is thinly traded. There are 2,154,000 shares held by non-affiliates. The average bid and ask price for the period covered by this Form 10-K was $.25 per share. Using this value of $.25 per share, the aggregate market value is estimated at $538,500. Number of common shares, without par value, outstanding as of August 31, 2002, was 3,786,390.


1




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-K

Fiscal Year ended August 31, 2002


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
Controlling shareholders voted to reverse split the stock 8-1 and change name of the Company from Allied Artists Entertainment Group, Inc. to International Synergy HOLDING COMPANY, LTD., during the year ending August 31, 2002.


ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board.

The quote below is from the "Pink sheets: and the OTC bulletin Board. These numbers represent an average. The Company's stock was thinly traded in fiscal year ended August 31, 2000.

Bid	High		1.00		Low			 .02

Ask	High		1.75		Low			.10

ITEM 6:	SELECTED FINANCIAL DATA

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.

For Year Ended August 31   2002      2001     2000   1999   1998
Net Sales	                  0        0        0	 0	  0

Net Income (Loss)	         NIL	3,053       0        0       0

Earnings (Loss) per Share  NIL	.001     (.007)     NIL     NIL

Cash Dividends per Share      0        0        0	  0	  0

Total Assets	         5,153,008  5,153,008 5,149,955  0	  0

Long-term Notes Payable	     0         0	      0	  0     0
Total Stockholders'
Equity                     5,153,008 5,153,008 5,149,955  0       0

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year Ended August 31, 2002 and 2001

The Company is a development stage company and has had no operations during the Year ending August 31, 2002. The Company is seeking to acquire or merge with operating companies.

Item 8:	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



To the Board of Directors
INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.:

INDEPENDENT AUDITOR'S REPORT
I have audited the accompanying consolidated balance sheet of INTERNATIONAL SYNERGY HOLDING COMPANY, LTD., as of August 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. My responsibility is to express an opinion on these financial statements based on my audit. I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis. Evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and those of other auditors provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Synergy Holding Co, Ltd., as of August 31, 2002 and 2001, and the results of it's operations and cash flows for the years then ended, in conformity with generally-accepted accounting principles.






INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
BALANCE SHEET
AS OF AUGUST 31,


	                       Assets

			              2002	    2001
 Current Assets
	 Cash                     $  -           $ -

	 Accounts Receivable  	     -             -

       Less: Allowance for
       Doubtful Accounts 	     -   	       -
	 Inventories 		     -
      Prepaid Expenses 		     -   		 -
	     Total Current Assets    -             -

 Property, Plant, and
 Equipment Net of
 Accumulated Depreciation 	  70,000         70,000

 Other Assets
  Investment Assets   	      5,083,008     5,079,955

	   Total Assets 	    $ 5,153,008  $  5,149,955


	              Liabilities and Stockholders Equity

 Current Liabilities
	 Accounts Payable     $   -            $   -

	   Total Currrent
         Liabilities            -   	       -

 Long Term Liabilities 		  -   		 -

	 Total Liabilities        -   		 -


 Stockholders' Equity
 Common Stock (50,000,000
 shares authorized, no
 par value, 5,892,782
 shares issued and
 outstanding) (Note 1) 	  1,333,229 	  1,552,349



Additional Paid in
Capital (Note 8)	        3,816,726         3,597,606

Retained Earnings
(Note 8)                      			3,053


Total Equity 		  5,153,008 	   5,149,955

Total Liabilities
and Equity 		      $ 5,153,008       $  5,149,955

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
INCOME STATEMENT
YEAR ENDED AUGUST 31,

			        2002		  2001

Revenues	            $   -   	        $   -

Less: Cost of Revenues	    -                   -

	Gross Margin          -   		      -

Operating Expenses	    -                   -

Income from Continuing
Operations		          -                   -

Income from Discontinued
Operation		          -		     -

Net Income		  $      -		    -


Weighted average
number of shares	    6,643,934		6,643,934

Earnings/(Loss) per
common share	     $   	-			0.001

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF CASH FLOWS
YEAR ENDED AUGUST 31,

			       2002				2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income	    $    -   		 $      -
   Adjustments to
   reconcile net
   income to net
   cash provided
   by operating
   activities
   Depreciation Expense	    -   	               -
   (Increase) Decrease in
     Accounts receivables   -                      -
     Inventories		    -   	               -
     Prepaid Expenses	    -   	               -

   Increase(Decrease) in
     Accounts Payables	    -   			   -
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES -                      -

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Fixed
    Assets			     -   		         -

      NET CASH USED FOR
      INVESTING ACTIVITIES   -   			   -

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock
    Repayment of debt	     -   			   -
    Proceeds from long
    term debt		     -   			   -
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES   -                     -


Increase (Decrease) in Cash			            					                 -
    CASH AT BEGINNING OF
    PERIOD			     -   			   -

    CASH AT END OF PERIOD $  -   			$  -

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF SHAREHOLDERS EQUITY
YEAR ENDED AUGUST 31,

					                             Additional
	                    Common	   	Common       	Paid-in	     Retained
	                    Shares	   	Stock	       	Capital	     Earnings    	Total

Bal August 31, 1999  31,142,257  $1,552,349    $6,283,149  $(2,685,543)	$5,149,955

Net Income							                 -

Quasi-reorganization				     (2,685,543)   2,685,543

Bal August 31, 2000  31,142,257   1,552,349 	3,597,606 	     -   	 5,149,955

Net Income							                3,053        3,053

Reaquired Shares
from Allied Artists
and Eye Candy Post  (1,100,000)   (219,120)	              219,120 		-

8:1 Reverse Stock
Split	             (26,255,867)

Quasi-reorganization			               219,120 	  (219,120)

Bal August 31, 2001  3,786,390   $1,333,229 	$3,816,726 	   $ 3,053 	$ 5,153,008

Bal August 31, 2002  5,786,390   $1,333,229 	$3,816,726 	   $ 3,053 	$ 5,153,008




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

There are no outstanding obligations due to or from related parties as of August 31, 2002 and 2001.

Note 4.	Commitments and Contingencies

The Company has no commitments or contingencies as of August 31, 2002, or 2001

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
	Index to Consolidated Financial Statements

_______________________________________________________________
_______________________________________________________________
2002, 2001, and 2000 Consolidated Financial Statements:

	Report of Independent Certified Public Accountants

	Balance Sheets as of August 31, 2002 and 2001

	Statements of Operations for the Years Ended August 31, 2002, and 2001

	Statements of Stockholders' Equity for the Years Ended August 31, 2002, 2001 and 2000

      Statement of Cash Flows for the Years Ended August 31, 2002, and 2001

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

No director or officer, directly or indirectly, is indebted to the Company in any amount as of the close of the fiscal year August 31, 2002.


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


Dated:  December 27, 2002