Form 10-Q
period 2002-11-30
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2003-01-06
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended                       Commission File Number

        Nov 30, 2002                                0-12423

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-Q
Quarter Ended Nov 30, 2002

                                                          TABLE OF CONTENTS

FINANCIAL INFORMATION                                               PAGE

Item 1-   Consolidated Financial Statements
          Consolidated Balance Sheets as of
          Nov 30, 2002 and August 31, 2002                     3

         Consolidated Statements of Operations
         for the three months ended Nov 30, 2002
         and November 30, 2001
                              					        4

         Consolidated Statements of Cash Flows
         for the three months ended Nov 30, 2002
         and November 30, 2001                                      6

         Notes to Consolidated Financial Statements               7,8

Item 2-  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                     9-11

OTHER INFORMATION

Item 1-  Legal Proceedings                                       12

Item 2-  Changes in Securities                                   12

Item 3-  Defaults upon Senior Securities                         12

Item 4-  Submission of Matters to a Vote of Security Holders     12

Item 5-  Other Information                                       12

Item 6-  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       13









INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF Nov 30, 2002 AND AUGUST 31, 2001



                                 Nov 30           August 31,
                                  2002                  2002
                                (Unaudited)            (Note 1)

Assets                         $ 5,153,008	    $  5,153,008

Total Assets                   $ 5,153,008          $  5,153,008


Liabilities and Shareholders Equity

Current liabilities

Accounts and taxes payable     $     -                $ 51,052

Total current liabilities       $    -                $ 51,052

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 5,786,390 issued and
 outstanding as of Nov 30, 2002
 and    August 31, 2002         1,552,349           1,552,349

Additional paid-in capital       8,219,449           8,219,443

Accumulated deficit-accumulated (4,618,790)          (4,618,790)

Total shareholders equity        5,153,008          $ 5,153,008

Total liabilities and
shareholders equity           $  5,153,008          $ 5,153,008



See Notes to Consolidated Financial Statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED Nov 30, 2002 AND 2001
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                 Nov 30	                 Nov 30,
                                    2001                   2002

Net revenue                     $  -             $               -

Costs and expenses:

General and administrative           -                       -
  Depreciation and amortization       -                     -

Income (loss) from operations    $    -                     -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -


Income (loss) before taxes
 on income                                                  -

Taxes on income                       -                     -

Net income (loss)                     -                     -

Net income (loss) per share        $(0.00)                 $(0.00)

Weighted average number of shares
  and share equivalents
  outstanding                    5,786,390             5,786,390

See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY, 2001 AND 2000
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    Nov 30,          Nov 30,
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




See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nov 30, 2002

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


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nov 30, 2002



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







INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Nov 30, 2002

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the periods ended
Nov 30, 2002 and Nov 30, 2001, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Nov 30, 2002


Results of Operations Three Months Ended Nov 30, 2002 and Nov 30, 2001.


During the three months ended Nov 30, 2002, the Company generated no revenues, while major shareholders paid the Company?s necessary operating expenses.



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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Nov 30, 2002

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




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Nov 30, 2002


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


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)



Date:  Jan 3, 2002     By: __________________/s/__________________

                            Hiroko Sagawa, Secretary


(Balance of Page Left Blank Intentionally)