Form 10-Q
period 2003-02-28
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2003-04-11
CIK 725752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934



        For the Quarter Ended                       Commission File Number

        Feb 29, 2002                                0-12423

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-Q
Quarter Ended Feb 28, 2002

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









INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
AS OF FEB 28, 2002 AND AUGUST 31, 2002



                                 Feb 38           August 31,
                                  2003                  2002
                                (Unaudited)            (Note 1)

Assets                         $ 5,153,008	    $  5,153,008

Total Assets                   $ 5,153,008          $  5,153,008


Liabilities and Shareholders Equity

Current liabilities

Accounts and taxes payable     $     -                $ 51,052

Total current liabilities       $    -                $ 51,052

Commitments

Shareholders Equity

 Common Stock-no par value;
 50,000,000     shares authorized,
 5,786,390 issued and
 outstanding as of Feb 28, 2002
 and    August 31, 2002         1,552,349           1,552,349

Additional paid-in capital       8,219,449           8,219,443

Accumulated deficit-accumulated (4,618,790)          (4,618,790)

Total shareholders equity        5,153,008          $ 5,153,008

Total liabilities and
shareholders equity           $  5,153,008          $ 5,153,008



See Notes to Consolidated Financial Statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED Feb 28, 2002 AND 2001
(UNAUDITED)


                                 Three Months         Three Months
                                  Ended                   Ended
                                  Feb 28	          Feb 28,
                                    2001                   2002

Net revenue                     $  -             $               -

Costs and expenses:

General and administrative           -                       -
  Depreciation and amortization       -                     -

Income (loss) from operations    $    -                     -

Other income (expense):

  Interest expense                    -                     -
  Loss on sale of fixed assets        -                     -
  Loss on sale of investments         -                     -
  Income from debt adjustment         -                     -
Total other income (expense)          -                     -


Income (loss) before taxes
 on income                                                  -

Taxes on income                       -                     -

Net income (loss)                     -                     -

Net income (loss) per share        $(0.00)                 $(0.00)

Weighted average number of shares
  and share equivalents
  outstanding                    5,786,390             5,786,390

See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY, 2003 AND 2002
(UNAUDITED)



Increase (Decrease) in Cash and Cash Equivalents



                                    Three Months         Three Months
                                      Ended                Ended
                                    Feb 28,               Feb 28,
                                       2002               2003

Operating activities:

  Net income (loss)                  $-                    $ -
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                    -                 -
  Changes in operating assets and
     liabilities:
    Accounts receivable                   -                 -
    Inventories                           -                 -
    Accounts payable                      -                 -
Cash provided by (used in)
 operating activities                     -                 -
Investing activities:
   Investment in Fixed Assets             -                 -
Financing activities:
  Contribution by shareholder             -                 -
  Issuance of capital stock               -                  -
Cash provided by financing
 activities                               -                  -
Net increase (decrease) in
 cash and cash equivalents                -                 -
Cash and cash equivalents,
 beginning of period                    -                   -
Cash and cash equivalents,
 end of period                        $  -               $   -




See Notes to Consolidated Financial Statements


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Feb 28, 2003

Note 1 - Basis of Presentation


The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company?s Form 10-K for the year ended August 31, 2002 after taking into account subsequent 8-k filings.

Note 2 - Net Income (Loss) Per Share


Net income (loss) per share and common equivalent share is computed using The weighted average number of shares outstanding during each period.


Note 3- Mergers and Acquisitions

None

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Feb 28, 2003



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
4. International Synergy Holding Co        2,406,250 shares
5. International Annuity Trust Corporation   406,250 shares
6. IAT Mortgage Bankers		             406,250 shares




(Balance of Page Left Blank Intentionally)



INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Feb 28, 2003

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


The following review concerns the periods ended
Feb 28, 2003 and Feb 28, 2002, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Feb 28, 2003


Results of Operations Three Months Ended Feb 28, 2003 and Feb 28, 2002.


During the three months ended Feb 28, 2003, the Company generated no revenues, while major shareholders paid the Company?s necessary operating expenses.



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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Feb 28, 2003

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




INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
Feb 28, 2003


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


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)



Date:  Feb 28, 2003     By: __________________/s/__________________

                            Hiroko Sagawa, Secretary


(Balance of Page Left Blank Intentionally)