Form 10-Q/A
period 2003-02-28
ALLIED ARTISTS ENTERTAINMENT GROUP INC
filed 2003-06-06
CIK 725752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                                 Amendment No. 1
                                                 ---------------
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2003, Commission File Number 000-12423


                   International Synergy Holding Company, Ltd.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                               94-2906927
       ------------------------     -----------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification
                                                  Number)


                  31847 Broadbeach Rd., Malibu, CA 90265
              ----------------------------------------------------
               (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (310) 552-0870


                                       N/A
       ----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    x            No
                                ----------         ----------

     The total number of shares outstanding of the issuer's common shares, no par value, as of the date of this report, is as follows:

                            5,786,390

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.


PART 1: FINANCIAL INFORMATION




                  INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.

                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               FEBRUARY 28, 2003

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------
                                        February 28,            August 31,
                                           2003                  2002
                                       (Unaudited)             (Audited)
-------------------------------------------------------------------------------

Assets                              $   5,153,008          $  5,153,008
-------------------------------------------------------------------------------

Total Assets                        $   5,153,008          $  5,153,008
-------------------------------------------------------------------------------

Liabilities and Shareholders Equity
-------------------------------------------------------------------------------
Current liabilities

Accounts and taxes payable           $      -              $     51,052
-------------------------------------------------------------------------------

Total current liabilities            $      -              $     51,052
-------------------------------------------------------------------------------


Stockholders' Equity
 Common Stock, no par value;
 50,000,000 shares authorized,
  - issued and outstanding -5,786,390
   (August 31, 2002 - 5,786,390)         1,552,349            1,552,349

Additional paid-in capital               8,219,449            8,219,443

Accumulated deficit-accumulated         (4,618,790)          (4,618,790)
-------------------------------------------------------------------------------

Total Stockholders' Equity               5,153,008          $ 5,153,008
-------------------------------------------------------------------------------

Total Liabilities and
Stockholders' Equity                  $  5,153,008          $ 5,153,008
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

-------------------------------------------------------------------------------
                                           Three Months      Three Months
                                             Ended             Ended
                                           February 28,      February 28,
                                             2003               2002
-------------------------------------------------------------------------------

Net revenue                                $   -             $   -
-------------------------------------------------------------------------------
Costs and expenses:

General and administrative                     -                 -
Depreciation and amortization                  -                 -
-------------------------------------------------------------------------------

Total Expenses                                 -                 -
-------------------------------------------------------------------------------

Net income (loss)                          $   -             $   -
-------------------------------------------------------------------------------

Net income (loss) per share               $(0.00)            $ (0.00)
-------------------------------------------------------------------------------

Weighted average number of shares
  and share equivalents
  outstanding                          5,786,390           5,786,390
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


-------------------------------------------------------------------------------
                                            Three Months       Three Months
                                               Ended             Ended
                                            February 28,      February 28,
                                               2003              2002
-------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                           $   -            $   -
  Adjustments to reconcile net loss
    to cash used in operating
    activities:
  Amortization expense                            -                -
  Changes in operating assets and
     liabilities:
    Accounts receivable                           -                -
    Inventories                                   -                -
    Accounts payable                              -                -
-------------------------------------------------------------------------------
Cash provided by (used in)
 operating activities                             -                -
-------------------------------------------------------------------------------
Investing activities:
   Investment in Fixed Assets                     -                -
-------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                            -                -
-------------------------------------------------------------------------------
Financing activities:
  Contribution by shareholder                     -                -
  Issuance of capital stock                       -                -
-------------------------------------------------------------------------------
Cash provided by financing
 activities                                       -                -
-------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents                       -                 -
Cash and cash equivalents,
 beginning of period                             -                 -
-------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                               $   -              $  -
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2003
(UNAUDITED)

Note 1 - Basis of Presentation


     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

Note 2 - Net Income (Loss) Per Share

     Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period.

Note 3 - Contributed Assets

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

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations below includes forward looking statements within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor rules created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation.
------------------

     The Company has continued its efforts to acquire, merge with, and enter into other forms of business combinations.

     The television division has signed a production and distribution deal with Apple Juice Production regarding pilots for Kings Pawn a comedy series, and is beginning production of The Rich Generation.

     During the three months ended Feb 28, 2003, and Feb 28, 2002 the Company generated no revenues and incurred no expenses.


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


(Balance of Page Left Blank Intentionally)

PART II  - Other Information
-----------------------------

Item 1:       Legal Proceedings

     The Company has sued the seller of Allied Artists Entertainment Group for his misrepresentations.

Item 2:       Change in Securities

               None

Item 3:       Defaults Upon Senior Securities

               None

Item 4:       Submission of Matters to a Vote of Security Holders

               None

Item 5:       Other Information

               None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11     - Computation of earnings per common share - see
                           Statement of Operations

         Exhibit 99.1   - Certification by Byron J. Webb, President,
                          pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.





         Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
(Registrant)



Date:  June 6, 2003     By:  s/s Kenta Rooks
                           --------------------------------
                            Kenta Rooks, CEO


(Balance of Page Left Blank Intentionally)

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Kenta Rooks, certify that;


     1. I have reviewed this quarterly report on Form 10-Q/A of International Synergy Holding Company, Ltd.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Kenta Rooks
                           ---------------------------------------------
                                        Kenta Rooks
                                         CEO & CFO





June 6, 2003

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of International Synergy Holding Company, Ltd a Nevada corporation (the "Company"), on Form 10-Q/A for the quarter ending February 28, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Kenta Rooks, Chief Executive Officer and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Kenta Rooks
                             -------------------------------------------
                                             Kenta Rooks
                                             CEO & CFO


June 6, 2003