Form 10QSB
period 2003-05-31
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-03
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended May 31, 2003
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 0-12423

INTERNATIONAL SYNERGY
HOLDING COMPANY, LTD.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	94-2906927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

31847 Broadbeach Rd. Malibu, California	90265
(Address of principal executive offices)	(Zip Code)

310-552-0870
(Registrant’s telephone number, including area code)

(Former name, former address or former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) ☒ Yes   ☐No
The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 31, 2003 was 6,188,557 shares, all of one class of $.0.001 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-QSB
Quarter Ended May 31, 2003

PART 1: FINANCIAL INFORMATION

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2003 AND AUGUST 31, 2002
(UNAUDITED)

	May 31,
	2003	August 31
	(Unaudited)	2002
ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Equipment, net	-	70,000

Investments	-	5,083,008

Total Assets	$-	$5,153,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$-	$-
Notes Payable	-	-

Total Liabilities	-	-

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, $0.001 par value,
issued and outstanding on
May 30, 2003 and August 31, 2002
is 6,188,557 shares	6,189	6,189

Paid in Capital	5,143,766	5,143,766

Accumulated Deficit since September 1,
2003 Quasi-Reorganization	(5,149,955)	3,053

Total Stockholders' Equity	-	5,153,008

Total Liabilities and Stockholders' Equity	$-	$5,153,008

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED
MAY 31, 2002 AND MAY 31, 2003
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002
Income
Sales	$-	$-	$-	$-

Operating Expenses
Depreciation	-	-	-	-

Total Expenses	-	-	-	-

Operating (Loss)	-	-	-	-

Other Revenue:
Other Income	-		-
Loss on Asset Revaluation	(5,153,008)	-	(5,153,008)	-

(Loss) before Provision
for Income Taxes	(5,153,008)	-	(5,153,008)	-

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(5,153,008)	$-	$(5,153,008)	$-

Basic and Diluted
(Loss) per Share	$(0.83)	-	$(0.83)	-

Weighted Average
Number of Shares	6,188,557	6,188,557	6,188,557	6,188,557

The accompanying notes are an integral part of these notes

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
August 31, 2002 to March 31, 2003
(UNAUDITED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 31, 2002	6,188,557	$6,189	$5,143,766	$3,053	$5,153,008

Net (Loss)				(5,153,008)	(5,153,008)

Balance, March 31, 2003	6,188,557	$6,189	$5,143,766	$(5,149,955)	$-

Since inception the Company has executed several reorganizations and stock splits including an 8:1 reverse stock split on July 20, 2001 all of which have been retroactively applied to this schedule.
The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED
MAY 31, 2002 AND MAY 31, 2003
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002
Operating Activities
Net Income/(Loss)	$(5,153,008)	$-	$(5,153,008)	$-
Adjustments to reconcile Net Income/(Loss)
Revaluation of Assets	5,153,008	-	5,153,008	-

Net Cash (Used) by Operating Activities	-	-	-	-

Investment Activities
Purchase of Equipment	-	-	-	-

Net Cash (Used) by Investment Activities	-	-	-	-

Financing Activities
Proceeds from Stock Sale of Stock	-	-	-	-

Cash Provided by Financing Activities	-	-	-	-

Net Increase in Cash	-	-	-	-

Cash, Beginning of Period	-	-	-	-

Cash, End of Period	$-	$-	$-	$-

Supplemental Information:
Interest Paid	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quarter Ended May 31, 2003
(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Along Mobile Technologies, Inc. (the Company) formerly International Synergy Holding Company, Ltd. was originally organized in the State of Utah as Merit Diversified International, Inc. and subsequently reincorporated in the state of Nevada on August 9, 1994. Since its inception the Company has made several attempts to acquire and operate various businesses that have been unsuccessful. It has gone through several reorganizations and name changes since inception. Most recently, on July 10, 2001 the company changed its name from Allied Artists Entertainment Group, Inc. to International Synergy Holding Company, Ltd. then on December 1, 2005 it changed to Along Mobile Technologies, Inc. (See Note 8. “Subsequent Events” for details).

Under its current business plan the Company will develop and market a variety of mobile communication technologies and services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's August 31, 2005 financial statements in Form 10-K. These statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Equipment

Equipment is stated at at cost except when written down as a result of impairment.

Other Assets - Equity Investments

Investment assets were revalued at fair value which is zero.

Revenue Recognition

The Company recognizes revenue when earned.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company. In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

The Company has no outstanding option, warrants or other potential dilutive instruments.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of services rendered.

NOTE 3. QUASI-REORGANIZATION

As a result of reversing its merger with Allied Entertainment Group and the deficit in retained earnings accumulated in its unsuccessful attempts to acquire and operate several businesses, the Company decided to execute a Quasi-reorganization which was finally completed September 1, 2003 with the revaluation of assets.

A quasi-reorganization is an accounting procedure which results in eliminating the accumulated deficit in retained earnings by reducing paid-in capital as an alternative to legal reorganization through bankruptcy. The procedure requires revaluation of assets to their current values and recording all losses to retained earnings. The resulting accumulated deficit is then applied against paid in capital and reduced to zero.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has accumulated a loss during its development stage that has been eliminated through its quasi-reorganization. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company has survived only by raising funds. The company must continue to raise funds in the near future to survive. There is no assurance that management can continue to find investors to cover the losses generated.

Management’s Plans

Management plans to continue to find investors and continues to pursue the acquisition of an operating company. See Note 8 “Subsequent Events” for results of the company’s efforts.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

Along Mobile Technologies, Inc. (the Company) formerly International Synergy Holding Company, Ltd. was originally organized in the State of Utah as Merit Diversified International, Inc. and subsequently reincorporated in the state of Nevada on August 9, 1994. The Company has gone through several reorganizations and name changes since inception. On December 1, 2005 it changed from International Synergy Holding Company, Ltd. to Along Mobile Technologies, Inc.

As of May 31, 2003, the Company is authorized to issue 50,000,000 common shares of $0.001 par value stock. Since inception the Company has exercised several reorganizations including forward and reverse stock splits. On July 20, 2001 the Company executed an 8:1 reverse stock split. On December 13, 2005 the company increased its authorized capital stock to 200,000,000 common shares with a $0.001 par value. All reorganizations, stock splits and the change in par value have been retroactively applied to these statements and the accompanying notes.

The total issued and outstanding common stock at May 31, 2003 is 6,188,557 shares.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Because the Company executed its quasi-reorganization the tax benefit was reduced to zero.

NOTE 7.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 8. SUBSEQUENT EVENTS

During November 2005 the shareholders approved and on December 13, 2005, the Company increased its authorized capital stock from 50,000,000 to 200,000,000 common shares with a par value of $0.001 per share.

On December 1, 2005 the company executed an agreement to acquire all of the issued and outstanding capital stock and underlying business and holdings of Main Glory Holdings Ltd. (a Hong Kong Corporation) through issuing 63,811,443 common shares. This transaction results in a change of control. The Company has changed its name from International Synergy Holdings Co., Ltd. to Along Mobile Technologies, Inc.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the periods ended May 31, 2003 and May 31, 2002, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", “estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Plan of Operation.

The Company ceased operations of its businesses as of March 1, 2003. Prior to the date of March 1, 2003 the Company, INTERNATIONAL SYNERGY HOLDING COMPANY, LTD., formerly Merit Diversified International, Inc. ("the Company") owned entertainment related assets.

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

Results of Operations Three Months Ended May 31, 2003 and May 31, 2002.

During the three months ended May 31, 2003, the Company generated no revenues, while major shareholders paid the Company’s necessary operating expenses.

The financial information contained in this Form 10-QSB filing are set forth pursuant to Regulation S-X, Rule 3-11 (Financial Statements of an Inactive Registrant), which permit the submission of unaudited financial statements, pursuant to specific conditions set forth in paragraphs (a) - (e) of Regulation S-X, Rule 3-11.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been material changes in the market risk as defined below:

Non-Operational. At the time of this filing the Company has no operational business or assets. At the present time the Company has no funds with which to seek out and acquire an operational business and there can be no assurances that the Company can find a merger partner, or if a merger candidate were to be found, that such candidate would have a business, assets or adequate capital with which to revitalize the Company.

Shareholder Risk. Due to the Company having no operational business and no capital with which to acquire the assets or stock of an operating business and further, given that the Company has no indication that there is a merger partner willing to bring business, assets and/or capital to the Company, the risk exists, and is likely, that the Shareholders of the Company will lose their investment in the Company.

Given the present circumstance of the Company as outlined in ‘Non-Operational’ and ‘Shareholder Risk,’ found immediately above, it is the posture of management that there is presently no viable market for the securities of the Company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of May 31, 2003 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended May 31, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pursuant to a Form 8-K filed on April 12, 2001, the Registrant was contemplating a suit against the seller of Allied Entertainment Group for misrepresentations. As of the date of this filing, no such action has been brought before a court, nor is the Registrant contemplating bringing such a suit in the future.

ITEM 1A.  RISK FACTORS

Changes to the Risk Factors has taken place as follows:

Non-Operational. At the time of this filing the Company has no operational business or assets. At the present time the Company has no funds to which seek out and acquire an operational business and there can be no assurances that the Company can find a merger partner with adequate business, assets, and capital with which to revitalize the Company.

Shareholder Risk. Due to the Company having no operational business and no capital with which to acquire the assets or stock of an operating business and further, given that the Company has no indication that there is a merger partner willing to bring business, assets and/or capital to the Company, the risk exists, and is likely, that the Shareholders of the Company will lose their investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

This Form 10-QSB filing is being filed in the name of International Synergy Holding Company, Ltd. On December 2, 2005, International Synergy Holding Company, Ltd. changed its name to Along Mobile Technologies, Inc. and obtained a new symbol which is AGMB, which is reflected in the Form 8-K/A filed on April 7, 2006.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
N/K/A ALONG MOBILE TECHNOLOGIES, INC.
(Registrant)

Date: April 28, 2006	By:	/s/ Jian Wei Li
Jian Wei Li, President