Form 10KSB
period 2003-08-31
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-09
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-64804

INTERNATIONAL SYNERGY
HOLDING COMPANY, LTD.
(name of registrant as specified in its charter)

NEVADA	94-2906927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31847 Broadbeach Rd. Malibu, California	90265
(Address of principal executive offices)	(Zip Code)

310-552-0870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

State issuer’s revenues for its most recent fiscal year:  $ 0.00

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2003, was approximately $209,427.85, based upon the closing price of $0.05 per share reported for such date on the Pinksheets.

As of April 25, 2006, there were 70,000,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

International Synergy Holding Company, Ltd.
Annual Report on Form 10-KSB
For the Year Ended August 31, 2003

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein.

ITEM 1. Business

Overview

The Company ceased operations of its businesses as of March 1, 2003. Prior to the date of March 1, 2003, the Company, International Synergy Holding Company, Ltd., (N/K/A Along Mobile Technologies, Inc.) formerly Merit Diversified International, Inc. (“the Company”) owned entertainment related assets.

History

The Company was incorporated in the State of Utah in 1983. It subsequently reincorporated in the State of Nevada. Initially, the Company published a telephone directory, but this operation was suspended in 1987 due to lack of operating funds and revenues. From 1988 until new management was appointed in 1998, the Company made several attempts to acquire and operate various businesses. During the fiscal year ended August 31, 2000, the Company acquired all outstanding shares of Allied Entertainment Group, Inc. As of September 15, 2000, the Company changed its name from Merit Diversified International to Allied Artists Entertainment Group, Inc., and more recently to International Synergy Holding Company, Ltd.

Website Access to our SEC Reports

The following reports are available at www.edgar.sec.gov, as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-KSB; our Quarterly Reports on Form 10-QSB; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You may also obtain copies of our reports without charge by writing to:

International Synergy Holding Company, Ltd.

31847 Broadbeach Rd.
Malibu, CA 90265
Attn: Investor Relations
(Note: See Item 8B for updated, current name and contact information)

ITEM 1A: Risk Factors

Non-Operational

At the time of this filing the Company has no operational businesses or assets. At the present time the Company has no funds to which seek out and acquire an operational business and there can be no assurances that the Company can find a merger partner with adequate business, assets, and capital with which to revitalize the Company.

Shareholder Risk

Due to the Company having no operational business and no capital with which to acquire the assets or stock of an operating business and further, given that the Company has no indication that there is a merger partner willing to bring business, assets and/or capital to the Company, the risk exists, and is likely, that the Shareholders of the Company will lose their investment in the Company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properities

None.

ITEM 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since 2001, our common stock has been traded on the PinkSheets under the symbol “ISYH” (N/K/A “AGMB”). As of August 31, 2003, there were 1,568 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the PinkSheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2003
First Quarter	$0.25	$0.02
Second Quarter	$0.05	$0.03
Third Quarter	$0.15	$0.03
Fourth Quarter	$0.05	$0.01

Fiscal 2002
First Quarter	$2.03	$0.60
Second Quarter	$0.60	$0.15
Third Quarter	$1.50	$0.13
Fourth Quarter	$0.60	$0.10

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended August 31, 2003.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

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

Overview and Future Plan of Operations

The Company has ceased all operations of its businesses as of March 1, 2003.

During the twelve months ended August 31, 2003, we experienced net operating loss of $5,153,008 as a result of the revaluation of assets to zero. Because we have ceased all business operations we anticipate no profits in the foreseeable future.

Results of Operations for the Twelve Months Ended August 31, 2003 and August 31, 2002

Revenues

During the twelve months ended August 31, 2003, we experienced net loss of $5,153,008. Due to the fact that we have ceased all operations of our businesses, we anticipate no revenues in the foreseeable future.

Administrative Expenses

General and administrative expenses were $0 for the twelve month period ended August 31, 2003 as compared to $0 for the twelve month period ended August 31, 2002.

Net Income/Loss

Because of the revaluation of assets to zero, the operating loss was $5,153,008 for the twelve-month period ended August 31, 2003 as compared to $0 for the twelve month period ended August 31, 2002. Due to the fact that we have ceased all operations of our businesses, we anticipate no future net incomes or losses in the foreseeable future.

Liquidity and Capital Resources for the Twelve Month Period Ended August 31, 2003 and 2002.

We experienced cash flows provided by operations in the amount of $0 for the twelve month period ended August 31, 2003 versus cash flow of $0 for the comparable period in 2002. Due to the fact that we have ceased all operations of our businesses, we anticipate no cash flows in the foreseeable future.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Regulation S-X, Rule 3-11

The financial information contained in this Form 10-KSB filing are set forth pursuant to Regulation S-X, Rule 3-11 (Financial Statements of an Inactive Registrant), which permit the submission of unaudited financial statements, pursuant to specific conditions set forth in paragraphs (a) - (e) of Regulation S-X, Rule 3-11.

[The rest of this page was intentionally left blank.]

ITEM 7. Financial Statements

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107	PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.)
Shaanxi Province, PRC

We have audited the accompanying consolidated balance sheets of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) as of August 31, 2005, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) as of August 31, 2005, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 14, 2006

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

CONSOLIDATED BALANCE SHEETS

		August 31,
ASSETS	2005	2004	2003	2002
Current assets
Cash	$-	$-	$-	$-
Total current assets	-	-	-	-
Property, Plant and Equipment Net of
Accumlated Depreciation	-	-	-	70,000
Other Assets
Investment Assets	-	-	-	5,083,008

Total assets	$-	$-	$-	$5,153,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liabilities	$-	$-	$-	$-
Total current liabilities	-	-	-	-

Stockholders' equity
Common stock: par value $.001; 200,000,000 shares authorized; 6,188,557 shares issued and outstanding	6,189	6,189	6,189	6,189
Additional paid in capital	5,143,766	5,143,766	5,143,766	5,143,766
Retained earnings (deficit)	(5,149,955)	(5,149,955)	(5,149,955)	3,053

Total stockholders' equity	-	-	-	5,153,008

Total liabilities and stockholders' equity	$-	$-	$-	$5,153,008

See notes to consolidated financial statements.

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
	2005	2004	2003	2002

Revenues
Sales revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	-	-	-	-
Total operating expenses	-	-	-	-

Loss from operations	-	-	-	-

Other expense
Impairment loss	-	-	(5,153,008)	-
Total other expense	-	-	(5,153,008)	-

Net loss before income taxes	-	-	(5,153,008)	-

Provision for income taxes	-	-	-	-

Net loss	$-	$-	$(5,153,008)	$-

Basic and diluted net loss per share	$-	$-	$(0.83)	$-

Weighted average number of shares outstanding	6,188,557	6,188,557	6,188,557	6,643,934

See notes to consolidated financial statements.

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2003, 2004 AND 2005

				Retained
	Common Stock		Additional	Earnings/
	$.001 Par Value		Paid In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at September 1, 2001	5,786,390	$1,333,229	$3,816,726	$3,053	$5,153,008

Net loss for the period	-	-	-	-	-
Balance at September 1, 2002	5,786,390	$1,333,229	$3,816,726	$3,053	$5,153,008
Common stock issued in prior years	402,167		-		-
Adjust par value to $.001		(1,327,040)	1,327,040		-
Net loss for the period	-	-	-	(5,153,008)	(5,153,008)
Balance August 31, 2003	11,974,947	1,339,418	8,960,492	(5,146,902)	5,153,008

Net loss for the year	-	-	-	-	-
Balance August 31, 2004	11,974,947	1,339,418	8,960,492	(5,146,902)	5,153,008

Net loss for the year	-	-	-	-	-
Balance August 31, 2005	11,974,947	$1,339,418	$8,960,492	$(5,146,902)	$5,153,008

See notes to consolidated financial statements.

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended August 31,
	2005	2004	2003	2002
Cash flows from operating activities:
Net loss	$-	$-	$(5,153,008)	$-
Adjustments to reconcile net loss to net cash used in operations:
Impairment loss	-	-	5,153,008	-
Net cash used in operations	-	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	-	-
Net cash provided by financing activities	-	-	-	-

Increase in cash and cash equivalents	-	-	-	-

Cash and cash equivalents, beginning of period	-	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

See notes to consolidated financial statements.

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Along Mobile Technologies, Inc. (“the Company”), formerly International Synergy Holding Company, Ltd., was originally organized in the State of Utah in 1976 as Merit Diversified International, Inc. and subsequently reincorporated in the state of Nevada on August 9, 1994. Since its inception the Company has made several attempts to acquire and operate various businesses that have been unsuccessful. It has gone through several reorganizations and name changes since inception. Most recently, on July 10, 2001 the company changed its name from Allied Artists Entertainment Group, Inc. to International Synergy Holding Company, Ltd. then on December 1, 2005 it changed to Along Mobile Technologies, Inc. (See Note 6. “Subsequent Events” for details).

On January 11, 2002 the Company acquired 100% of the outstanding stock of AppleJuice Productions, Inc. (“AppleJuice”), a Michigan corporation founded on November 18, 1987. It was acquired for its name and connections in the entertainment industry to complement the intangible assets owned by the Company. On December 15, 2005 the Company distributed its ownership of AppleJuice to Company shareholders on the basis of one common share of the subsidiary for every one share of the Company held of record on November 27, 2005.

Under its current business plan the Company will develop and market a variety of mobile communication technologies and services.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Principles of Consolidation

The consolidated financial statements include the accounts of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) and its wholly owned subsidiary AppleJuice Productions, Inc. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company had no potentially dilutive equity instruments outstanding at August 31, 2005, 2004 and 2003.

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

Revenue Recognition

The Company will recognize revenue when earned in accordance with sales agreements when goods or services are delivered to the customer, the price is fixed or determinable and collectibility is reasonably assured.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments are recognized if the expected future non discounted cash flows derived from an asset are less than carrying value. During the year ended August 31, 2003 the Company evaluated the carrying value of intangibles recorded at $5,083,008 and fixed assets recorded at $70,000. Since there was no reasonable expectation of cash flows from these assets the Company recorded an impairment loss for the total book value of these assets, an aggregate of $5,153,008.

NOTE 3.	STOCKHOLDERS’ EQUITY

Common Stock

As of August 31, 2002, the Company’s authorized capital was 50,000,000 common shares with no par value. On December 13, 2005 the Company increased its authorized capital stock to 200,000,000 common shares with a $0.001 par value. During the year ended August 31, 2003 it was discovered that 402,167 shares of the Company’s common stock had been issued in previous years, but had not been recorded on the books. The changes in authorized shares and par value have been retroactively applied to these statements and the accompanying notes.

The total issued and outstanding common stock at August 31, 2005, 2004 and 2003 is 6,188,557 shares.

NOTE 4.	PROVISION FOR INCOME TAXES

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

There is no provision for income taxes due to continuing losses. At August 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $5,153,008, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

NOTE 6.	SUBSEQUENT EVENTS

During November 2005 the shareholders approved and on December 13, 2005, the Company increased its authorized capital stock from 50,000,000 to 200,000,000 common shares with a par value of $0.001 per share.

On December 1, 2005 the Company executed an agreement to acquire all of the issued and outstanding capital stock and underlying business and holdings of Main Glory Holdings Ltd. (a Hong Kong Corporation) through issuing 63,811,443 common shares. This transaction results in a change of control and will be accounted for as a recapitalization of Main Glory Holdings Ltd. The Company has changed its name from International Synergy Holdings Co., Ltd. to Along Mobile Technologies, Inc.

On December 15, 2005 the Company distributed its ownership of AppleJuice to Company shareholders on the basis of one common share of the subsidiary for every one share of the Company held of record on November 27, 2005.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they has concluded that these controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 8B. Other Information

This Form 10-KSB filing is being filed in the name of International Synergy Holding Company, Ltd. On December 2, 2005, International Synergy Holding Company, Ltd. changed its name to Along Mobile Technologies, Inc. and obtained a new symbol which is AGMB, which is reflected in the Form 8-K/A filed on April 7, 2006.

The offices of the Company have moved and are no longer located at 31847 Broadbeach Rd., Malibu, California 90265. The new Company’s address is now located at the following:

No. 88, 9th Floor, Western Part of 2nd South Ring Road
Xian City, Shaanxi PRC, F4 710065
Tel: 86 29 8836 0086

The financial information contained in this Form 10-KSB filing are set forth pursuant to Regulation S-X, Rule 3-11 (Financial Statements of an Inactive Registrant), which permit the submission of unaudited financial statements, pursuant to specific conditions set forth in paragraphs (a) - (e) of Regulation S-X, Rule 3-11.

PART III.

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Our directors and officers, as of August 31, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of August 31, 2003. This filing is being executed as of April 28, 2006 by the present officers of the corporation (please see previously filed Form 8-K of December 2, 2005 setting forth the officers and directors of the company as of the date of this filing).

Name	Position

Kenta Rooks	Chief Executive Officer

Hiroko Sagawa	Chief Financial Officer; Secretary

John P. Farquhar	Director

H.H. Brookings	Director

(a)   Significant Employees

Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

(b)   Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

(c)   Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

(d)   Audit Committee

None.

Code of Ethics

We are in the process of preparing a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended August 31, 2003. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

Compensation of Officers

Officers receive no compensation for such services.

Compensation of Directors

Members of our Board of Directors receive no compensation for such service, except that the directors are authorized to receive one hundred (100) shares of 144 Restricted Common Stock of the Company for each director’s meeting they attend. No such stock has been issued.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

As of August 31, 2003, the following were beneficial owners of more than five percent of the Company's common stock.

Name and Address	Stock Ownership Common

Selective Entertainment	406,250
1801 Avenue of the Stars #640
Los Angeles, CA 90067

I A T Mortgage Bankers	406,250
1801 Avenue of the Stars #640
Los Angeles, CA 90067

International Annuity Trust
Corporation	406,250
6348 De Roja
Woodland Hills, CA 91364

Apple Juice Productions	406,250
6348 De Roja
Woodland Hills, CA 91364

International Synergy Corporation	406,250
1054 Thomas Street, South East
Grand Rapids, MI

United Assurance Company, Ltd.	406,250
1142 King Street
Chrisiansted, St.Croix, U.S.V.I.

Total as a Group:	2,437,500

Officer & Director – Beneficial Owners

None.

ITEM 12. Certain Relationships and Related Transactions

Premises

None.

Amounts Due From Affiliate

None.

Settlement of Note Receivable and Note Payable to Related Party

None.

Promissory Notes

None.

ITEM 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1
Certificate of Amendment filed with the Secretary of State of Nevada on September 7, 2000 (Changing the name from Merit Diversified International, Inc. to Allied Artists Entertainment Group, Inc.)(filed herewith)

3.2
Certificate of Amendment filed with the Secretary of State of Nevada on June 28, 2001 (Changing the name from Allied Artists Entertainment Group, Inc. to International Synergy Holding Company, Ltd.)(filed herewith)

3.5	Certificate of Amendment filed with the Secretary of State of Nevada on December 13, 2005 (Exhibit 4 to Form 8-K filed with the Commission on December 2, 2005)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Jian Wei Li, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhen Wan, Chief Financial Officer (filed herewith)

(b)   Reports on Form 8-K.

No Form 8-Ks were filed for the fiscal year 2003.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) and Andrew M. Smith (“Smith”) for professional services rendered for the years ended August 31, 2003 and 2002:

Service	2003 “CVWB”	2002 “Smith”

Audit Fees	$1,500.00	$6,500.00

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$1,500.00	$6,500.00

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by CVWB and Smith in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by CVWB and Smith and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Board of Directors is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of our Board of Directors with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to CVWB and Smith were pre-approved by our Board of Directors.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by CVWB and Smith. Furthermore, no work of CVWB and Smith with respect to its services rendered to us was performed by anyone other than CVWB and Smith respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.

/s/ Jian Wei Li
Jian Wei Li, Chief Executive Officer
(Principal executive officer)

/s/ Zhen Wan
Zhen Wan, Chief Financial Officer
(Principal financial officer)

Dated: April 28, 2006

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on April 28, 2006.

Each person whose signature appears below constitutes and appoints Michael Mak as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Jian Wei Li	Chief Executive Officer (Principal executive officer)
Jian Wei Li	and Director

/s/ Zhen Wan	Chief Financial Officer and Director
Zhen Wan

/s/ Yeru Gao	Chief Operations Officer and Director
Yeru Gao