Form 10QSB
period 2004-02-29
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-10
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended February 29, 2004

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: ______________ to ______________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange)☑ Yes   ☐No
The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 29, 2004 was 6,188,557 shares, all of one class of $.0.001par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-QSB
Quarter Ended February 29, 2004

TABLE OF CONTENTS

PART II—OTHER INFORMATION

PART 1: FINANCIAL INFORMATION

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2004 AND AUGUST 31, 2003
(UNAUDITED)

February 29,
	2004	August 31
	(Unaudited)	2003
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—

Equipment, net	—

Investments	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$—	$—
Notes Payable	—	—

Total Liabilities	—	—

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, $0.001 par value,
issued and outstanding on
February 28, 2004 and August 31,
2003 is 6,188,557 shares	6,189	6,189

Paid in Capital	5,143,766	5,143,766

Accumlated Deficit since September 1,
2003 Quasi-Reorganization	(5,149,955)	(5,149,955)

Total Stockholders' Equity	—	—

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED
FEBRUARY 29, 2004 AND AUGUST 31, 2003
(UNAUDITED)

	Six Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Income
Sales	$—	$—	$—	$—

Operating Expenses
General and Administrative	—	—	—	—
Depreciation	—	—	—	—

Total Expenses	—	—	—	—

Operating (Loss)	—	—	—	—

Other Revenue:
Other Income	—		—
Impairment Loss	—	—	—	—

(Loss) before Provision
for Income Taxes	—	—	—	—

Provision for Income Taxes	—	—	—	—

Net (Loss)	$—	$—	$—	$—

Basic and Diluted
(Loss) per Share	—	—	—	—

Weighted Average
Number of Shares	6,188,557	6,188,557	6,188,557	6,188,557

The accompanying notes are an integral part of these notes

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
August 31, 2002 to February 29, 2004
(UNAUDITED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 31, 2002	6,188,557	$6,189	$5,143,766	$3,053	$5,153,008

Net (Loss)				(5,153,008)	(5,153,008)

Balance, August 31, 2003	6,188,557	6,189	5,143,766	(5,149,955)	—

Net (Loss)				—	—

Balance, February 28, 2004	6,188,557	$6,189	$5,143,766	$(5,149,955)	$—

Since inception the Company has executed several reorganizations and stock splits including an 8:1reverse stock split on July 20, 2001 all of which have been retroactively applied to this schedule.

The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(UNAUDITED)

	Six Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Operating Activities
Net Income/(Loss)	$—	$—	$—	$—
Adjustments to reconcile Net Income/(Loss)
Depreciation	—	—	—	—

Net Cash (Used) by Operating Activities	—	—	—	—

Investment Activities
Purchase of Equipment	—	—	—	—

Net Cash (Used) by Investment Activities	—	—	—	—

Financing Activities
Proceeds from Stock Sale of Stock	—	—	—	—

Cash Provided by Financing Activities	—	—	—	—

Net Increase in Cash	—	—	—	—

Cash, Beginning of Period	—	—	—	—

Cash, End of Period	$—	$—	$—	$—

Supplemental Information:
Interest Paid	$—	$—	$—	$—
Income Taxes Paid	$—	$—	$—	$—

The accompanying notes are an integral part of these statements

Increase (Decrease) in Cash and Cash Equivalents

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 29, 2004 and August 31, 2003
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

The total issued and outstanding common stock at February 29, 2004 is 6,188,557 shares.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the periods ended February 29, 2004 and February 28, 2003, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Results of Operations Three Months Ended February 29, 2004 and February 28, 2003.

During the three months ended February 29, 2004, the Company generated no revenues, while major shareholders paid the Company’s necessary operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of February 29, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended February 29, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

This Form 10-QSB filing is being filed in the name of International Synergy Holding Company, Ltd. On December 2, 2005, International Synergy Holding Company, Ltd. changed its name to Along Mobile Technologies, Inc. and obtained a new symbol which is AMBG, which is reflected in the Form 8-K/A filed on April 7, 2006.

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
N/K/A ALONG MOBILE TECHNOLOGIES, INC.
(Registrant)

Date: April 28, 2006	/s/ Jian Wei Li
Jian Wei Li, President