Form 10QSB
period 2004-11-30
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-10
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended November 30, 2004

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 30, 2004 was 6,188,557 shares, all of one class of $.0.001 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-QSB
Quarter Ended November 30, 2004

PART 1: FINANCIAL INFORMATION

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2004 AND AUGUST 31, 2004
(UNAUDITED)

November 30,
	2004	August 31
	(Unaudited)	2004
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—

Equipment, net	—	—

Investments	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$—	$—
Notes Payable	—	—

Total Liabilities	—	—

Stockholders' Equity

Common Stock, authorized50,000,000 shares, $0.001 par value, issued and outstanding on November 30, 2004 and August 31, 2004 is 6,188,557 shares	6,189	6,189

Paid in Capital	5,143,766	5,143,766

Accumlated Deficit since September 1, 2003 Quasi-Reorganization	(5,149,955)	(5,149,955)

Total Stockholders' Equity	—	—

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)

Three Months Ended
	November 30,	November 30,
	2004	2003
Operating Activities
Net Income/(Loss)	$—	$—
Adjustments to reconcile Net Income/(Loss)
Depreciation	—	—

Net Cash (Used) by Operating Activities	—	—

Investment Activities
Purchase of Equipment	—	—

Net Cash (Used) by Investment Activities	—	—

Financing Activities
Proceeds from Stock Sale of Stock	—	—

Cash Provided by Financing Activities	—	—

Net Increase in Cash	—	—

Cash, Beginning of Period	—	—

Cash, End of Period	$—	$—

Supplemental Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
August 31, 2002 to November 30, 2004
(UNAUDITED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 31, 2002	6,188,557	$6,189	$5,143,766	$3,053	$5,153,008

Net (Loss)				(5,153,008)	(5,153,008)

Balance, August 31, 2003	6,188,557	6,189	5,143,766	(5,149,955)	—

Net (Loss)				—	—

Balance, August 31, 2004	6,188,557	6,189	5,143,766	(5,149,955)	—

Net (Loss)				—	—

Balance, November 30, 2004	6,188,557	$6,189	$5,143,766	$(5,149,955)	$—

Since inception the Company has executed several reorganizations and stock splits including an 8:1 reverse stock split on July 20, 2001 all of which have been retroactively applied to this schedule.

The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIOD ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)

Three Months Ended
	November 30,	November 30,
	2004	2003
Operating Activities
Net Income/(Loss)	$—	$—
Adjustments to reconcile Net Income/(Loss)
Depreciation	—	—

Net Cash (Used) by Operating Activities	—	—

Investment Activities
Purchase of Equipment	—	—

Net Cash (Used) by Investment Activities	—	—

Financing Activities
Proceeds from Stock Sale of Stock	—	—

Cash Provided by Financing Activities	—	—

Net Increase in Cash	—	—

Cash, Beginning of Period	—	—

Cash, End of Period	$—	$—

Supplemental Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004 and August 31, 2004
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

The total issued and outstanding common stock at November 30, 2004 is 6,188,557 shares.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the periods ended November 30, 2004 and November 30, 2003, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Results of Operations Three Months Ended November 30, 2004 and November 30, 2003.

During the three months ended November 30, 2004, the Company generated no revenues, while major shareholders paid the Company’s necessary operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of November 30, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended November 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD. N/K/A ALONG MOBILE TECHNOLOGIES, INC. (Registrant)

DDate: April 28, 2006	By:	/s/ Jian Wei Li
Jian Wei Li, President