Form 10QSB
period 2005-02-28
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-11
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended February 28, 2005
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange)☒ Yes   ☐No
The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2005 was 6,188,557 shares, all of one class of $0.001 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-QSB
Quarter Ended February 28, 2005

PART 1: FINANCIAL INFORMATION

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2005 AND AUGUST 31, 2004
(UNAUDITED)

February 28,
	2005	August 31
	(Unaudited)	2004
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Equipment, net	-	-
Investments	-	-
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$-	$-
Notes Payable	-	-
Total Liabilities	-	-
Stockholders' Equity
Common Stock, authorized 50,000,000 shares, $0.001 par value, issued and outstanding on February 28, 2005 and August 31, 2004 is 6,188,557 shares	6,198	6,189
Paid in Capital	5,143,766	5,143,766
Accumulated Deficit since September 1, 2003 Quasi-Reorganization	(5,149,955)	(5,149,995)
Total Stockholders' Equity	-	-
Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
(UNAUDITED)

	Six Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Income
Sales	$-	$-	$-	$-

Operating Expenses
General and Administrative	-	-	-	-
Depreciation	-	-	-	-

Total Expenses	-	-	-	-

Operating (Loss)	-	-	-	-

Other Revenue:
Other Income	-		-
Impairment Loss	-	-	-	-

(Loss) before Provision
for Income Taxes	-	-	-	-

Provision for Income Taxes	-	-	-	-

Net (Loss)	$-	$-	$-	$-

Basic and Diluted
(Loss) per Share	-	-	-	-

Weighted Average
Number of Shares	6,188,557	6,188,557	6,188,557	6,188,557

The accompanying notes are an integral part of these notes

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
August 31, 2002 to February 28, 2005
(UNAUDITED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 31, 2002	6,188,557	$6,189	$5,143,766	$3,053	$5,153,008

Net (Loss)				(5,153,008)	(5,153,008)

Balance, August 31, 2003	6,188,557	6,189	5,143,766	(5,149,955)	-

Net (Loss)				-	-

Balance, August 31, 2004	6,188,557	$6,189	$5,143,766	$(5,149,955)	$-

Net (Loss)				-	-

Balance, February 28, 2005	6,188,557	$6,189	$5,143,766	$(5,149,955)	$-

The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
(UNAUDITED)

Six Months Ended
	February 28,	February 29,
	2005	2004
Operating Activities
Net Income/(Loss)	$-	$-
Adjustments to reconcile Net Income/(Loss)
Depreciation	-	-

Net Cash (Used) by Operating Activities	-	-

Investment Activities
Purchase of Equipment	-	-

Net Cash (Used) by Investment Activities	-	-

Financing Activities
Proceeds from Stock Sale of Stock	-	-

Cash Provided by Financing Activities	-	-

Net Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005 and February 29, 2004
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's August 31, 2004 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

The total issued and outstanding common stock at February 28, 2005 is 6,188,557 shares.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the periods ended February 28, 2005 and February 29, 2004, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Results of Operations Three Months Ended February 28, 2005 and February 29, 2004.

During the three months ended February 28, 2005, the Company generated no revenues, while major shareholders paid the Company’s necessary operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of February 28, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended February 28, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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