Form 10QSB
period 2005-05-31
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-11
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended May 31, 2005

-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: __________ to __________

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 31, 2005 was 6,188,557 shares, all of one class of $0.001 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-QSB
Quarter Ended May 31, 2005

PART 1:  FINANCIAL INFORMATION

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2005 AND AUGUST 31, 2004
(UNAUDITED)

May31,
	2005	August 31
	(Unaudited)	2004
ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Equipment, net	-	-

Investments	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$-
Notes Payable	-	-

Total Liabilities	-	-

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, $0.001 par value,
issued and outstanding on
May 31, 2005 and August 31,
2004 is 6,188,557 shares	6,189	6,189

Paid in Capital	5,143,766	5,143,766

Accumulated Deficit since September 1,
2003 Quasi-Reoganization	(5,149,955)	(5,149,955)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED
MAY 31, 2005 AND 2004
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

The accompanying notes are an integral part of these notes

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
August 31, 2002 to May 31, 2005
(UNAUDITED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 31, 2002	6,188,557	$6,189	$5,143,766	$3,053	$5,153,008

Net (Loss)				(5,153,008)	(5,153,008)

Balance, August 31, 2003	6,188,557	6,189	5,143,766	(5,149,955)	-

Net (Loss)				-	-

Balance, August 31, 2004	6,188,557	$6,189	$5,143,766	$(5,149,955)	$-

Net (Loss)				-	-

Balance, May 31, 2005	6,188,557	$6,189	$5,143,766	$(5,149,955)	$-

The accompanying notes are an integral part of these statements

[Rest of Page Intentionally Left Blank.]

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED
MAY 31, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
Operating Activities
Net Income/(Loss)	$-	$-	$-	$-
Adjustments to reconcile Net Income/(Loss) Depreciation	-	-	-	-

Net Cash (Used) by Operating Activities	-	-	-	-

Investment Activities
Purchase of Equipment	-	-	-	-

Net Cash (Used) by Investment Activities	-	-	-	-

Financing Activities
Proceeds from Stock Sale of Stock	-	-	-	-

Cash Provided by Financing Activities	-	-	-	-

Net Increase in Cash	-	-	-	-

Cash, Beginning of Period	-	-	-	-

Cash, End of Period	$-	$-	$-	$-

Supplemental Information:
Interest Paid	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005 and August 31, 2004
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

As of May 31, 2003, the Company is authorized 50,000,000 common shares of $0.001 par value stock. Since inception the Company has exercised several reorganizations including forward and reverse stock splits. On July 20, 2001 the Company executed an 8:1 reverse stock split. On December 13, 2005 the company increased its authorized capital stock to 200,000,000 common shares with a $0.001 par value. All reorganizations, stock splits and the change in par value have been retroactively applied to these statements and the accompanying notes.

The total issued and outstanding common stock at May 31, 2005 is 6,188,557 shares.

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

Statement No. 154-          Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the periods ended May 31, 2005 and May 31, 2004, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Results of Operations Three Months Ended May 31, 2005 and May 31, 2004.

During the three months ended May 31, 2005, the Company generated no revenues, while major shareholders paid the Company’s necessary operating expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of May 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended May 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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