Form 10KSB
period 2005-08-31
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-15
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005
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

State issuer’s revenues for its most recent fiscal year: $ 0.00
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2005, was approximately $46,074.13, based upon the closing price of $0.011 per share reported for such date on the PinkSheets.

As of April 25, 2006, there were 70,000,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

International Synergy Holding Company, Ltd.
Annual Report on Form 10-KSB
For the Year Ended August 31, 2005

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since 2001, our common stock has been traded on the PinkSheets under the symbol “ISYH” (N/K/A “AGMB”). As of August 31, 2005, there were 1,568 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the PinkSheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price
	High	Low
Fiscal 2005
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.015
Third Quarter	$0.015	$0.01
Fourth Quarter	$0.02	$0.01

Fiscal 2004
First Quarter	$0.05	$0.001
Second Quarter	$0.125	$0.001
Third Quarter	$0.125	$0.08
Fourth Quarter	$0. 09	$0.05

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended August 31, 2005.

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

During the twelve months ended August 31, 2005, we experienced no net operating profits. Due to the fact that we have ceased all operations of our businesses, we anticipate no profits in the foreseeable future.

Results of Operations for the Twelve Months Ended August 31, 2005 and August 31, 2004.

Revenues

During the twelve months ended August 31, 2005, we experienced no net revenues. Due to the fact that we have ceased all operations of our businesses, we anticipate no revenues in the foreseeable future.

Administrative Expenses

General and administrative expenses were $0 for the twelve month period ended August 31, 2005 as compared to $0.00 for the twelve month period ended August 31, 2004.

Net Income/Loss

Operating income from our operations was $0 for the twelve month period ended August 31, 2005 as compared to $0 for the twelve month period ended August 31, 2004. Due to the fact that we have ceased all operations of our businesses, we anticipate no future net incomes or losses in the foreseeable future.

Liquidity and Capital Resources for the Twelve Month Period Ended August 31, 2005 and 2004.

We experienced no cash flows provided by operations in the amount of $0 for the twelve month period ended August 31, 2005 versus cash flow of $0 for the comparable period in 2004

Critical Accounting Policies

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

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2003, 2004 AND 2005

				Retained
	Common Stock		Additional	Earnings/
	$.001 Par Value		Paid In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at September 1, 2002	5,786,390	$1,333,229	$3,816,726	$3,053	$5,153,008
Common stock issued in prior years	402,167		—		—
Adjust par value to $.001		(1,327,040)	1,327,040		—
Net loss for the period	—	—	—	(5,153,008)	(5,153,008)
Balance August 31, 2003	6,188,557	6,189	5,143,766	(5,149,955)	—

Net loss for the year	—	—	—	—	—
Balance August 31, 2004	6,188,557	6,189	5,143,766	(5,149,955)	-

Net loss for the year	—	—	—	—	—
Balance August 31, 2005	6,188,557	$6,189	$5,143,766	$(5,149,955)	$—

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

PART III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Our directors and officers, as of August 31, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of August 31, 2005. This filing is being executed as of April 28, 2006 by the present officers of the corporation (please see previously filed Form 8-K of December 2, 2005 setting forth the officers and directors of the company as of the date of this filing).

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended August 31, 2005. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

As of August 31, 2005, the following were beneficial owners of more than five percent of the Company's common stock.

Stock Ownership
Name and Address	Common

Selective Entertainment	406,250
1801 Avenue of the Stars #640
Los Angeles, CA 90067
I A T Mortgage Bankers	406,250
1801 Avenue of the Stars #640
Los Angeles, CA 90067
International Annuity Trust Corporation	406,250
6348 De Roja
Woodland Hills, CA 91364
Apple Juice Productions	406,250
6348 De Roja
Woodland Hills, CA 91364
International Synergy Corporation	406,250
1054 Thomas Street, South East
Grand Rapids, MI
United Assurance Company, Ltd.	406,250
1142 King Street
Chrisiansted, St.Croix, U.S.V.I.
Total as a Group:	2,437,500

Officer & Director - Beneficial Owners

None.

ITEM 12. Certain Relationships and Related Transactions

Premises

None.

Amounts Due From Affiliate

None.

Settlement of Note Receivable and Note Payable to Related Party

None.

Promissory Notes

None.

ITEM 13. Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1	Certificate of Amendment filed with the Secretary of State of Nevada on September 7, 2000 (Exhibit 3.1 to Form 10-KSB filed with the Commission on May 8, 2006)

3.2	Certificate of Amendment filed with the Secretary of State of Nevada on June 28, 2001 (Exhibit 3.2 to Form 10-KSB filed with the Commission on May 8, 2006)

3.3	Certificateof Amendment filed with the Secretary of State of Nevada on December 13, 2005 (Exhibit 4 to Form 8-K filed with the Commission on December 2, 2005)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Jian Wei Li, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhen Wan, Chief Financial Officer (filed herewith)

(b)    Reports on Form 8-K.

No Form 8-Ks were filed for the fiscal year 2004.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) for professional services rendered for the years ended August 31, 2005 and 2004:

	2005	2004
Service	“CVWB”	“CVWB”

Audit Fees	$1,000	$1,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
TOTAL	$1,000	$1,000

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