Form 10QSB
period 2005-11-30
ALONG MOBILE TECHNOLOGIES INC
filed 2006-05-15
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended November 30, 2005

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 30, 2005 was 6,188,557 shares, all of one class of $0.001 par value Common Stock.

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
FORM 10-QSB
Quarter Ended November 30, 2005

PART 1: FINANCIAL INFORMATION

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2005 AND AUGUST 31, 2005
(UNAUDITED)

November 30,
	2005	August 31
	(Unaudited)	2005
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

Equipment, net	—	—

Investments	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$—	$—
Notes Payable	—	—
Total Liabilities	—	—

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, $0.001 par value,
issued and outstanding on
November 30, 2005 and August 31,
2005 is 6,188,557 shares	6,189	6,189

Paid in Capital	5,143,766	5,143,766

Accumulated Deficit since September 1,
2003 Quasi-Reoganization	(5,149,955)	(5,149,955)
Total Stockholders' Equity	—	—
Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Three Months Ended
	November 30,	November 30,
	2005	2004

Income
Sales	$—	$—

Operating Expenses
General and Administrative	—	—
Depreciation	—	—
Total Expenses	—	—

Operating (Loss)	—	—

Other Revenue:
Other Income	—
Impairment Loss	—	—

(Loss) before Provision
for Income Taxes	—	—

Provision for Income Taxes	—	—
Net (Loss)	$—	$—

Basic and Diluted
(Loss) per Share	$—	$—

Weighted Average
Number of Shares	6,188,557	6,188,557

The accompanying notes are an integral part of these notes

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
August 31, 2002 to November 30, 2004
(UNAUDITED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 31, 2002	6,188,557	$6,189	$5,143,766	$3,053	$5,153,008

Net (Loss)				(5,153,008)	(5,153,008)
Balance, August 31, 2003	6,188,557	6,189	5,143,766	(5,149,955)	—

Net (Loss)				—	—
Balance, August 31, 2004	6,188,557	6,189	5,143,766	(5,149,955)	—

Net (Loss)				—	—
Balance, August 31, 2005	6,188,557	6,189	5,143,766	(5,149,955)	—

Net (Loss)				—	—
Balance, November 30, 2004	6,188,557	$6,189	$5,143,766	$(5,149,955)	$—

Since inception the Company has executed several reorganizations and stock splits including an 8:1 reverse stock split on July 20, 2001 all of which have been retroactively applied to this schedule.

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Three Months Ended
	November 30,	November 30,
	2005	2004
Operating Activities
Net Income/(Loss)	$—	$—
Adjustments to reconcile Net Income/(Loss)
Depreciation	—	—
Net Cash (Used) by Operating Activities	—	—

Investment Activities
Purchase of Equipment	—	—
Net Cash (Used) by Investment Activities	—	—

Financing Activities
Proceeds from Stock Sale of Stock	—	—
Cash Provided by Financing Activities	—	—

Net Increase in Cash	—	—

Cash, Beginning of Period	—	—
Cash, End of Period	$—	$—

Supplemental Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these statements

INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and August 31, 2005
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's August 31, 2005 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year

Accounting Basis

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

Other Assets - Equity Investments

During the period ended August 31, 2003 investment assets were revalued to a fair value of zero.

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

NOTE 3.    QUASI-REORGANIZATION

As a result of reversing its merger with Allied Entertainment Group and the deficit in retained earnings accumulated in its unsuccessful attempts to acquire and operate several businesses, the Company decided to execute a Quasi-reorganization which was completed August 31, 2001.

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

The total issued and outstanding common stock at November 30, 2005 is 6,188,557 shares.

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

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

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

The following review concerns the periods ended November 30, 2005 and November 30, 2004, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Results of Operations Three Months Ended November 30, 2005 and November 30, 2004.

During the three months ended November 30, 2005, the Company generated no revenues, while major shareholders paid the Company’s necessary operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of November 30, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended November 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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