Form 10-KT
period 2005-12-31
ALONG MOBILE TECHNOLOGIES INC
filed 2006-07-11
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from September 1, 2005 to December 31, 2005

Commission File Number 333-64804

ALONG MOBILE TECHNOLOGIES, INC.
(name of registrant as specified in its charter)

NEVADA	94-2906927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 88, 9th Floor, Western Part of the 2nd South Ring Road, Xi’an City, Shaanxi Province, PRC	710065
(Address of principal executive offices)	(Zip Code)

011-86-29-88360097
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

State issuer’s revenues for its most recent fiscal year: $ 4,515,395

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2005, was approximately $4,084,447.62, based upon the closing price of $0.66 per share reported for such date on the PinkSheets.

As of July 7, 2006, there were 70,000,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Along Mobile Technologies, Inc.
Annual Report on Form 10-KSB
For Transition Period September 1, 2005 - December 31, 2005

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
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

ITEM 1. Business

Overview

ALONG MOBILE TECHOLOGIES, INC. (“AMT”, “we” or the “Company”) is a mobile value-added services (“MVAS”) provider in the People’s Republic of China (the “PRC” or “China”). The Company designs, produces, publishes, manufactures, provides and distributes proprietary wireless entertainment applications such as ring-tones, games, images, videos and e-books (“Wireless Applications”) to its customers. The Company also designs, produces and distributes portable digital hardware products such as MP3, MP4 and PMP’ s (“Hardware Products”) which, together with mobile communication devices manufactured and/or distributed by unaffiliated third party manufacturers and distributors of such products, may be used in conjunction with the Company’s proprietary Wireless Applications. Our Wireless Applications are intended to be downloaded by our customers on a fee-basis by means of our proprietary public downloading terminals (“Terminals”) which are installed by us in strategic locations such as shopping centers, universities, entertainment centers, cinemas, hotels, airports, restaurants and parks and additionally, through our customers access to and, use of, the Internet. The customers for our Wireless Applications include anyone in Greater China who has a mobile telephone or other personal digital assistant communications device. The customers for our Hardware Products are targeted throughout Greater China and these customers can purchase our Hardware Products through non-affiliated resellers and retailers located throughout China with whom the Company has established working agreements.

The Company was initially incorporated in the State of Nevada in 1994 as Merit Diversified International Incorporated. From 1994 through 2005, the Company’s name was changed several times beginning in 1994 to Allied Artists Entertainment Group, Inc., in 2001 to International Synergy Holding Company, Ltd., and we adopted our current name, Along Mobile Technologies, Inc. in December, 2005. Our world headquarter is located at No. 88, 9th Floor Western, Part of the 2nd South Ring Road, Xi’an City, Shaanxi Province, PRC. 710065 In November, 2005, the Company, then named International Synergy Holding Company, Ltd., (“ISYH”) acquired, as a wholly owned subsidiary, Main Glory Holdings, Ltd., a Hong Kong company (“Main Glory”). The acquisition of Main Glory as a wholly owned subsidiary of ISYH was accomplished through the use of a Stock Exchange Agreement wherein ISYH received one hundred percent, (100%) of all of the issued and outstanding common shares of Main Glory in return for the issuance to the Main Glory shareholders and consultants to such shareholders of Sixty Three Million Eight Hundred Eleven Thousand Four Hundred and Forty Three, (63,811,443) shares of ISYH common stock. Prior to ISYH’s acquisition of Main Glory as a wholly owned subsidiary in November 2005, Main Glory consummated a Stock Exchange Agreement with Shaanxi Jialong Hi-Tech Incorporated Company, a company formed in the PRC in 2002, (“Jialong”) whereby, Jialong became a wholly owned subsidiary of Main Glory.

The Company’s goal is to enhance the value to its user base and thereby continue the expansion of its customer base throughout Greater China.  Through its efforts, the Company has established a significant scale and customer reach and has built a significant leadership position in the MVA market in China. AMT continues to develop new products and build strategic partnerships to enhance its offerings and increase its customer base. These initiatives are designed to leverage AMT’s brand strength and expand its presence in the MVA industry in China.

Employees

As of December 31, 2005, we had approximately 178 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

Web Site Access to Our Periodic SEC Reports

Our corporate Internet address is http://www.Alonggame.com. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on AMT’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

Item 1A: Risk Factors

Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

·	Offer new and innovative products;

·	attract buyers for our MVAS;

·	attract advertisers;

·	attract a larger audience to our network;

·	derive revenue from our users from fee-based Internet services;

·	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

·	maintain our current, and develop new, strategic relationships

·	increase awareness of our brand and continue to build user loyalty;

·	attract and retain qualified management and employees;

·	upgrade our technology to support increased traffic and expanded services; and

·	expand the content and services on our network.

We are relying on MVAS for a significant portion of our future revenue.

Our revenues are derived primarily from our MVAS services. If users do not adopt our MVAS at a sufficient rate our revenue growth could be negatively affected. Factors that may prevent us from maintaining or growing our MVAS revenues include:

·	our ability to develop new services that become accepted by the market.

·	our ability to retain existing customers of our subscription services.

·	our ability to attract new subscribers in a cost-effective manner.

·	competitors, including mobile operators, may launch competing or better products that ours.

·	changes in government regulations, which could restrict our MVAS offering and/or our ability to market our services.

The markets for MVAS services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.

There is significant competition among MVAS providers. A large number of independent MVAS providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours.

The Chinese market for MVAS services is competitive and rapidly changing. Barriers to entry are relatively low, and current and new competitors can launch new websites or services at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. In addition, entities that sponsor or maintain high-traffic websites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! Inc., eBay Inc., Google Inc. (“Google”) and America Online Inc, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market.

In the areas of online games there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to extend their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our offerings. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.

Our investment in online games may not be successful.

Online games, are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in this area. Some of our competitors have entered this market ahead of us and have achieved significant market positions. Our main competitors in online games include Shanda, Netease, The9, Baidu, Yahoo!/Alibaba and Tencent’s QQ. Our competitors may have access to greater resources, which may give them a competitive advantage over us. We cannot assure you that we will succeed in this market despite our investments of time and funds to address this market. If we fail to achieve a significant position in this market, we will fail to realize our intended returns in this investment. Moreover, our competitors who succeed may enjoy increased revenues and profits from an increase in market share, and our results and share price could suffer as a result.

We may not be able to manage our expanding operations effectively, which could harm our business.

We have expanded rapidly by acquiring companies and entering into strategic agreements. We anticipate continuous expansion in our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

We are developing new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected, the price of our ordinary shares could decline and you could lose part or all of your investment.

Our strategy of acquiring complementary assets, technologies and businesses and entering into joint ventures may fail and may result in equity or earnings dilution.

As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In December 2005 we acquired Main Glory and its wholly owned subsidiary, Jialong, a MVAS company. We have significant potential ongoing financial obligations with respect to this transaction. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.

Our business and growth could suffer if we are unable to hire and retain key personnel that are in high demand.

We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing, and customer service personnel, especially qualified personnel for our international operations in Greater China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it believes is inappropriate and we may be liable for such content or we may have to stop profiting from such content.

China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet or through MVAS that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our MVAS, or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed. Because the definition and interpretation of prohibited content is in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future.

The law of the Internet remains largely unsettled, which subjects our business to legal uncertainties that could harm our business.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services including MVAS covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, new tax regulations may subject us to additional sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could significantly disrupt our operations.

The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

Our operations in the PRC are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and a significant portion of our assets are located in China. In addition, most of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

We may have to register our encryption software with Chinese regulatory authorities, and if they request that we change our encryption software, our business operations could be disrupted as we develop or license replacement software.

Pursuant to the Regulations for the Administration of Commercial Encryption promulgated at the end of 1999, foreign and domestic Chinese companies operating in China are required to register and disclose to Chinese regulatory authorities the commercial encryption products they use. Because these regulations do not specify what constitutes encryption products, we are unsure as to whether or how they apply to us and the encryption software we utilize. We may be required to register, or apply for permits with the relevant Chinese regulatory authorities for, our current or future encryption software. If Chinese regulatory authorities request that we change our encryption software, we may have to develop or license replacement software, which could disrupt our business operations.

Concerns about the security of electronic commerce transactions and confidentiality of information on the Internet may reduce use of our network and impede our growth.

A significant barrier to electronic commerce and communications over the Internet in general has been a public concern over security and privacy, especially the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could reduce traffic to our destination sites and impede our growth.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

We may be subject to claims based on the content we provide over our network and the products and services sold on our network, which, if successful, could cause us to pay significant damage awards.

As a publisher and distributor of content and a provider of services over the Internet and mobile telecommunications systems, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute. We may incur significant costs in investigating and defending any potential claims, even if they do not result in liability.

We have contracted with third parties to provide content and services for our MVAS products and we may lose users and revenue if these arrangements are terminated.

We have arrangements with a number of third parties to provide content and services to our MVAS business and its various products. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful products and services, or if a large number of our existing relationships are terminated, we could lose customers and market share and our business could be harmed.

Underdeveloped telecommunications infrastructure has limited, and may continue to limit, the growth of the MVAS market in China which, in turn, could limit our ability to grow our business.

The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China could be limited and our business could be harmed.

We must rely on the Chinese government to develop China’s Internet infrastructure and, if it does not develop this infrastructure, our ability to grow our business could be hindered.

The Chinese government’s interconnecting, national networks connect to the Internet through government-owned international gateways, which are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this backbone and China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the Chinese government has announced plans to aggressively develop the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we have no guarantee that we will have access to alternative networks and services in the event of any disruption or failure. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, the growth of our business could be hindered.

Future outbreaks of Severe Acute Respiratory Syndrome (“SARS”), Avian flu or other widespread public health problems could adversely affect our business.

Future outbreaks of SARS, Avian flu or other widespread public health problems in China and surrounding areas, where most of our employees work, could negatively impact our business in ways that are hard to predict. Prior experience with the SARS virus suggests that a future outbreak of SARS, Avian flu or other widespread public health problems may lead public health authorities to enforce quarantines, which could result in closures of some of our offices and other disruptions of our operations. A future outbreak of SARS, Avian flu or other widespread public health problems could result in reduction of our advertising and fee-based revenues.

Political and economic conditions in Greater China and the rest of Asia are unpredictable and may disrupt our operations if these conditions become unfavorable to our business.

We expect to derive a substantial percentage, if not all, of our revenues from the Greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the Greater China market in which we offer our products and we cannot be sure that we will be able to effectively maintain this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower GDP growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist in these countries, expenditures for Internet and mobile telecommunications access could decrease, which could negatively affect our business and our profitability over time.

Economic reforms in the region could also affect our business in ways that are difficult to predict. For example, since the late 1970s, the Chinese government has been reforming the Chinese economic system to emphasize enterprise autonomy and the utilization of market mechanisms. Although we believe that these reform measures have had a positive effect on the economic development in China, we cannot be sure that they will be effective or that they will benefit our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenues may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial conditions and results of operation.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our ordinary shares.
You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our quarterly operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our websites; technical difficulties, system downtime or Internet and mobile communications failures; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet and mobile telecommunications use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, mobile telecommunications and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations and new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

We may be classified as a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. You should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

We carry out our, mobile value-added and other services as well as our administrative operations in China and U.S. The majority of our operations are in China, where we have offices in Xi’an City, Shaanxi Province, PRC. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

ITEM 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 4. Submission of Matters to a Vote of Security Holders

On November 28, 2005 the Shareholders ratified the actions of the Board of Directors Resolution dated November 28, 2005 to transfer all of the current assets of the corporation to its wholly-owned subsidiary, Apple Juice Productions. Furthermore, the Board of Directors approved a spin off of one hundred percent (100%) of the shares of Apple Juice Productions to the corporation’s shareholders on a basis of one-for-one.

On November 28, 2005 the Shareholders ratified the actions of the Board of Directors Resolution dated November 28, 2005 to change the name of the corporation from International Synergy Holding Company, Ltd. to Along Mobile Technologies, Inc. The Board of Directors also approved to increase the authorized capital of the Company from 50,000,000 to 200,000,000. Furthermore, the Board of Directors felt it in the best interest of the corporation to appoint Jianwei Li as the President, Chief Executive Officer, Chief Technology Officer and a Director; Zhen Wang as Chief Financial Officer and Director; and Yeru Gao as Chief Operation Officer and Director. Furthermore, the Board of Directors authorized the acquisition of one hundred percent (100%) of all shares of Common Stock of Main Glory.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

From 2001 to December 20, 2005, our common stock has been traded on the PinkSheets under the symbol “ISYH.” On December 21, 2005 we received a new symbol “AGMB.” As of December 31, 2005, there were 1,568 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the PinkSheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
	High	Low

September	$0.011	$0.011
October	$0.011	$0.011
November	$0.50	$0.011
December	$0.75	$0.75

Fiscal 2005
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.015
Third Quarter	$0.015	$0.01
Fourth Quarter	$0.02	$0.01

Dividend Policy

On January 25, 2005 the Board of Directors declared an annual dividend payable for the year ended December 31, 2004 in the amount of $309,406 to stockholders of record on December 31, 2004.

We have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the transition period from September 1, 2005 to December 31, 2005.

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

Overview and Future Plan of Operations

Our aim is to be the leader in the Greater China market for MVA products and services. The core of our business is our on-going effort to provide AMT’s customers with continuously evolving and changing Wireless Applications and Hardware Products and the upgrading of technological platforms such as our Mobile Information & Entertainment Service Platform, (“MIESP”) all of which allow our customers easy, immediate and affordable access to our products. To advance this core business, we are growing our business in ways that we believe complement our strategic focus.

We have made a fundamental determination to remain in control of the dissemination of our products and direct oversight of our billing for the use of our products. We have determined that the possible negatives associated with being dependent upon third party communication providers such as China Mobile and China Unicom for the delivery of our products and services, the billing of our fees and collection of those fees can and, should be, avoided for the present time. We have determined that by vending our products into our own established and controlled distribution network we can make our products and services available to any one who uses a mobile telephone or other PDA device through direct connection over their mobile telephone or PDA; through the use of our proprietary web site and finally through the use of our proprietary public Terminals. In this manner we continue to have direct control over the promotion, sale and dissemination of our Wireless Application products and services as well as the ability to directly control the billing of our customers and collection from our customers without the use of a middleman or the fees that usually accompany the use of middleman providers such as China Mobile and China Unicom.

We own and control our own studios and development center where we are constantly engaged in the research and development of the refinement and expansion of our product lines and services as well as the concepts embodied and required for the building and growing of our controlled distribution network. We are working to implement a growth strategy around expanding product and service lines and our controlled network infrastructure that includes the following key elements:

·	a heightened focus on the needs of our customer, delivering customer-specific solutions, high quality products and world-class customer service;

·	sales growth through market share gains, new products introductions and expansion into adjacent and related markets;

·
development of new sales channels and market opportunities through the use of partnerships and alliances with other application, service and equipment vendors, distributors, resellers and systems integrators;

·	lowering our cost structure through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

·	applications, products and services portfolio additions and enhancements through both strategic acquisitions and our own research and development process.

Customer Focus. We are committed to maximizing our efforts to better understand those Wireless Applications, Hardware Products and Services required and desired by our customers and then delivering those same Wireless Applications, Hardware Products and Services to our customers in a simple, direct and economical fashion. We strive to offer customer-specific solutions, price competitive products that offer great functionality and quality, and world-class customer service that offers on-time product delivery and highly responsive support. We believe those companies that best service their customers with compelling value propositions that include the aforementioned elements hold a competitive advantage in efforts to grow their businesses.

Growing Sales. In the current environment of constrained capital spending by MVA’s, we believe that we must grow our market share to significantly grow our business. We are undertaking several initiatives in our efforts to gain market share. Specifically, we look to sell more of our current portfolio of Wireless Applications and Hardware Products to our existing customers, introduce new products and services to our existing customers, and introduce the entire AMT product and services portfolio to new customers. The cornerstone of these initiatives is our commitment to focus on the needs and demands of our customers. We also are committed to the development and introduction of new products that have applications in our current markets and as adjacent markets

Lowering Cost Structure. We remain committed to lower our overall cost structure and be a low-cost industry leader. Over the next three years we want to work toward lowering our operating margin (exclusive of impairment, restructuring and acquisition-related charges, amortization of purchased intangibles and stock-based compensation expenses). To meet this goal we must contain costs.

Product Portfolio Additions. We continue to invest in research and development initiatives and to search for appropriate acquisition opportunities to strengthen our core product portfolio. Our efforts are focused on opportunities within our existing markets, as well as opportunities in adjacent or related markets that will strengthen our product offerings. In addition, we are focused on acquisitions that may enhance our geographic operations. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it necessary, we will deemphasize or divest product lines that we no longer believe can advance our strategic vision.

Our ability to implement our strategy effectively is subject to numerous uncertainties, the most significant of which are described below in “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.

Market Opportunity

The Company’s primary focus is the China market. The success of the Company’s business is tied to the sheer size and vitality of the Chinese economy. According to government reports issued at the Tenth National People’s Congress of China in March 2006, China’s Gross Domestic Product, or GDP, was $2.2 trillion in 2005 and is targeted to grow at 7.5% over the next five years, making China one of the largest and fastest growing economies in the world. The growth of China’s economy and its expanding middle class has meant tremendous opportunities in its MVA market. According to the China Internet Network Information Center (CNNIC) at the end of 2005, China had approximately 111 million Internet users, up 18% from one year ago, making it the second-largest Internet user base in the world, behind the U.S. According to analysts’ estimates, the number of Chinese Internet users is projected to reach 338 million by 2010. The growth of the Internet in China has been driven by the increasing availability of Internet connected personal computers. In its 17th China Internet Development Report, CNNIC reported that by December 31, 2005 China had 49.5 million Internet connected personal computers, representing a 19% year-over-year increase.

The mobile service sector in China also represents an important market for AMT, as China has the largest number of mobile phone users in the world. According to the Ministry of Information Industry, at the end of 2005 China had 393 million mobile phone users, representing a 30% penetration rate. The wide user base combined with the growth potential makes China’s mobile service sector a vital and attractive market segment for AMT.

Broadband adoption continued to increase in 2005. According to CNNIC, as of December 2005, China had 64.3 million broadband users, representing 50% growth from one year ago. The rapid rise in broadband access will allow us to provide richer and more diversified services across our products delivered online.

Competition

There is significant competition among MVAS providers. A large number of independent MVAS providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours.

The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are relatively low, and current and new competitors can launch new websites or services at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. In addition, entities that sponsor or maintain high-traffic websites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! Inc., eBay Inc., Google Inc. (“Google”) and America Online Inc, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet and mobile telephone usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. In the areas of online games there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to extend their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our product offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to that business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.

Many of AMT’s primary competitors are dependent on the cooperation arrangements with China Mobile Communication Corporation and its subsidiaries and China Unicom Co., Ltd. and its subsidiaries for the delivery of their products, services, customer billing and the collection of their fees. Our competitors rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to their customers through the customers’ mobile phone bill; utilizing their collection services to collect payments from customers; and relying on their infrastructure development to further develop their new products and services. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with our competitors, their MVAS revenues and operating profitability could be materially and negatively affected.

It is possible and, even likely, that through the use of cooperation arrangements with China Mobile and China Unicom we could experience a more rapid growth of our core business through an immediate increase in our potential customer base. However, we believe that given our commitment to and, use of, our own direct distribution network for the sale and dissemination of our Wireless Applications and Hardware Products, exclusive of third party purveyors such as China Mobile and China Unicom and the cost affiliated with the use of their services, we will, in the long run, have gained a distinct advantage over many of our competitors by avoiding such cooperation arrangements for the following reasons:

·
China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future, and if they choose to increase such fees, our competitors gross margin for MVAS and operating profitability may be negatively impacted. Based on the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services our competitors provide to their users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our competitors portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the fiscal years 2005 and 2004, some of our competitors received on average 75% and 77%, respectively, of the amount they charged to their users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom typically retains 20% of the fee for content value-added services some of our competitors provide to their users via their platform if they charge our competitors for transmission cost or between 21% and 29% if they do not charge some of our competitors for transmission cost. For fiscal years 2005 and 2004, our competitors received on average 69% and 72%, respectively, of the amount they charged to their users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.

·
Our competitors mobile operators could make further changes at any time, including requiring service providers (SP’s) to use the mobile operators’ customer service and/or marketing service and charging for these services; implementing new billing rules, such as reducing MVAS fees that can be charged to users, disallowing SPs to bill certain inactive users and limiting the amount of MVAS fees that can be billed; issuing new rules on how WAP SPs are placed on their browsers, which significantly determines WAP revenues; and limiting the product offerings of SPs by working directly with content providers to launch competing services or giving exclusive rights to certain SPs to offer certain MVAS. Any change in policy, process or system by the mobile operators could result in a material reduction of our MVAS revenues.

·
If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, some of our competitors revenues from MVAS could be severely impacted. Many of our competitors currently charge their customers who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow the charging of monthly fees for users who do not use a competitors service in a particular month, some of our competitors MVAS revenues could be negatively impacted.

·
In the past, China Mobile and China Unicom have imposed penalties on MVAS providers for violating certain operating policies relating to MVAS. In some cases, they stopped making payments to certain service providers for severe violations. To date, the penalties some of our competitors have received have been insignificant in dollar amounts , but it is difficult to determine the specific conduct that might be interpreted as violating such operating policies.

·
Some of our competitors are subject to potential liability and penalty for delivering inappropriate content through their MVAS. One of the violations cited a notice for temporary termination of one of our competitors IVR service at the end of July 2004 was that they had provided inappropriate content to their mobile subscribers through their IVR service. The definition and interpretation of inappropriate content in many cases are vague and subjective. It is difficult with any precision to determine if and when mobile operators including China Mobile and China Unicom will find mobile content inappropriate and therefore prevent a cooperative arrangement partner from operating the MVAS relating to such content in the future which would cause revenues from MVAS will suffer significantly.

If China Mobile’s or China Unicom’s systems encounter technical problems, or if they refuse to cooperate with our competitors, some of our competitors’ MVAS offerings may cease or be severely disrupted, which could have a significant and adverse impact on their operating results.

Intellectual Property and Proprietary Rights

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in foreign countries where the laws may not protect our proprietary rights.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations. See “We may not be able to adequately protect our intellectual property, which could cause us to be less competitive” and “We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards” under the Risk Factors section.

Government Regulation and Legal Uncertainties

For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Overview

The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security, censorship and administrative protection of copyright. Besides the Ministry of Information Industry, or MII, the various services of the PRC Internet industry are also regulated by various other governmental authorities, such as the State Administration for Industry and Commerce, or SAIC, the State Council Information Office, or SCIO, the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA), the Ministry of Education, or MOE, the Ministry of Culture, or MCPRC, the Ministry of Health, or MOH, and the Ministry of Public Security.

Among all the regulations, the Telecommunications Regulations of the People’s Republic of China, or Telecom Regulations, promulgated on September 25, 2000, is the primary governing law. Telecom Regulations set out the general framework under which domestic Chinese companies such as AMT’s subsidiaries may engage in various types of telecommunications services in the PRC. They reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation. The Telecom Regulations differentiate the telecommunications services into basic telecommunications services and value-added telecommunications services. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business”, an attachment to the Telecom Regulations and updated by MII’s Notice on Adjusting the Catalogue of Telecommunications Business of April 1, 2003, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services.

On December 11, 2001, after China’s formal entry into the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, may undertake operations in basic telecom services and value-added telecom services. Currently, the foreign party to a value-added FITE may hold up to 50% of the equity, with no geographic restrictions on its operations. Before that, foreign investors were prohibited from investing in Internet content services. The PRC government has not made any further commitment to loosen the regulation on FITEs.

According to the Measures for the Administration of Internet Information Services described below, an enterprise must obtain a Value-added Telecommunication Services Operating License in the first place to conduct Internet content service businesses. When the Internet content involves areas of news, publishing, education, health care, medicine and medical equipment, which are regulated by the MCPRC, the GAPP, the MOE, the MOH and other governmental authorities, respectively (as the case may be), the enterprise must also obtain permission from the responsible authorities prior to its application for the ICP license.

PRC Corporate Structure

Below are material wholly owned subsidiaries held by AMT in China:

·	Main Glory Holdings Ltd., a Hong Kong Company (“Main Glory”)

·	Shaanxi Jialong Hi-Tech Incorporated Company, a PRC Company (“Jialong”)

MVAS

On December 26, 2001, the MII published the Administrative Measures for Telecommunication Business Operating Licenses, or the Telecom License Measures to supplement the FITE Regulations. The Telecom License Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. There are two types of telecom operating licenses in China (including FITEs): license for basic telecom services and license for value-added telecom services. Furthermore, a distinction is made as to whether a value-added telecom services license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities to be conducted by the enterprise. An approved telecom service operator must conduct its business (basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. However, there are still ambiguities regarding the interpretation and application of the FITE Regulations.

[Rest of the Page Intentionally Left Blank.]

Results of Operations for the years ended December 31, 2005 and 2004.

The following table sets forth selected statement of operations data as a percentage of revenues for the years indicated.

	Year Ended	Year Ended
	31-Dec-05	31-Dec-04

Revenues	100.00%	100.00%
Cost of revenues	(32.77%)	(44.92%)
Gross margin	67.23%	55.08%
Selling and distribution expenses	10.05%	10.07%
General and administrative expenses	11.84%	10.69%
Professional fees	2.88%	0.88%
Consultancy fees	25.98%	-
Depreciation and amortization	1.90%	2.11%
Interest income	0.40%	1.61%
Income tax expense	-	-
Net income	14.99%	32.93%
Currency Translation	2.79%	-
Comprehensive Income	17.78%	32.93%

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues, Cost of Revenues and Gross Profit Margin

Revenues increased from $3,844,457 in fiscal year 2004 to $4,515,395 in fiscal year 2005. The increase was mainly attributable to the increase in sales of our Wireless Applications products although there was a decrease in sales of our Hardware products. In 2005, the management of the Company decided to concentrate our efforts on Wireless Applications and ceased certain Hardware Products business.

Revenue composition	For the year ended December 31,
Product	2005	2004	Increase/
			(Decrease)

Wireless entertainment Applications	$3,207,397	$1,973,258	$1,234,139
Hardware	1,307,998	1,871,199	(563,201)

TOTAL	$4,515,395	$3,844,457	$670,938

Cost of revenues decreased from $1,726,871 for the fiscal year ended December 31, 2004 to $1,479,580 for the fiscal year ended December 31, 2005. The decrease in cost of sales of our products was mainly due to the restructure of our Research & Development Department which resulted in a reduction in the number of employees from 100 to 59. The Research & Development expenses thus decreased from $645,725 in 2004 to $475,535 in 2005.

Cost of revenue	For the year ended December 31,
Product	2005	2004	Increase/
			(Decrease)

Wireless entertainment Applications	$608,493	$766,498	$(158,005)
Hardware	871,087	960,373	(89,286)

TOTAL	$1,479,580	$1,726,871	$(247,291)

Our gross profit for the year ended December 31, 2005 was $3,035,815, an increase of $918,229 as compared with $2,117,586 for the year ended December 31, 2004.

Our overall gross profit margin increased from 55.08% for fiscal year 2004 to 67.23% for fiscal year 2005. Our gross profit margin for Wireless Applications increased from 61.16% for fiscal year 2004 to 81.03% for fiscal year 2005 and for Hardware Products decreased from 48.68% for fiscal year 2004 to 33.40% for fiscal year 2005. The increase in our gross profit margin for Wireless Applications was mainly due to the restructure of our Research & Development Department The decrease in gross profit margin for Hardware Products was due to our decision to cease certain Hardware Products business and dispose the inventories at cheaper selling prices.

General and Administrative Expenses

General and Administrative expenses were $534,530 for the year ended December 31, 2005 as compared to $123,631 for the year ended December 31, 2004. General and administrative expenses include directors’ expenses, printing, salaries and office expenses. The increase in general and administrative expenses was mainly due to the increase in the following expenses:

1.	Directors' expenses	:	These represent traveling and entertainment costs incurred by the directors and the additional costs in 2005 related to our listing at the PINKSHEETS market.
2.	Printing expenses	:	We incurred large amount of printing expenses in 2005 for production of our brochure for promotion purposes.
3.	Office expenses	:	These include water and electricity and building management fees. We moved to a larger office in September 2004 as a result of our expansion. Therefore, the costs increased accordingly.
4.	In-kind contribution - rental	:
We moved to an office in September 2004 owned by a stockholder as a result of our expansion. Therefore, the costs in 2004 represent four months’ expenses while those in 2005 reflect full year’s expenses.

As a percentage of net sales, general and administration expenses were 11.84% and 10.69% in fiscal years 2005 and 2004 respectively and remained fairly constant.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $ 453,673 for the year ended December 31, 2005, an increase of $66,355 from $ 387,318 for the year ended December 31, 2004. Selling and distribution expenses include salaries, general traveling, postage and office expenses. The increase in our selling and distribution expenses in 2005 over 2004 was mainly due to the expansion of our Wireless Applications business which resulted in increase in traveling expenses incurred by the sales personnel. Postage expenses also increased as we incurred large amount of postage expenses in 2005 for delivery of gift items and our brochure to our potential and existing customers for promotion purposes. As a percentage of net sales, selling and distribution expenses were 10.05% and 10.07% in fiscal years 2005 and 2004 respectively and remained fairly constant.

Professional Fees and Consultancy Fees

We incurred professional fees of $96,250 and consultancy fees of $1,173,000 in 2005 for our listing at the PINKSHEETS market.

Other Income

This represented interests earned from deposits at banks and loans advanced to third parties. We had idle cash generated from our profitable operation and, therefore, decided to lent money to third parties at interest rates higher than those earned from deposits at banks so as to earn more interest. We stop lending money to third party now as we require cash for our expansion.

We received interests of $15,943 and $60,386 in fiscal years 2005 and 2004 respectively from third parties for loan advanced to them, the decrease was due to the shorter period the loan owed by the third party in fiscal year 2005.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $ 6,476,651 as of December 31, 2005 with an increase of $2,451,249 as compared with $4,025,402 as of December 31, 2004. The increase was principally attributable to the cash generated from our profitable operation.

For the year ended December 31, 2005, our cash provided by operating activities amounted to $2,892,479 as compared to $1,604,316 for the year ended December 31, 2004. The increase was mainly due to the fact that we are able to negotiate with our consultant to pay the consultancy fees of $1,173,000 for our listing at the PINKSHEETS market by issuance of our common stock in lieu of cash. Moreover, we reduced our inventory level significantly from $307,888 as of December 31, 2004 to $54,505 as of December 31, 2005 so as to reserve our resources for the expansion of Wireless Applications business.

Net cash used in investing activities amounted to $568,473 in fiscal year 2005 as a result of loan advanced to a third party to earn interest. We stop lending money to third party now as we require cash for our expansion.

Working Capital

As of December 31, 2005, we had cash and cash equivalents of $6,476,651, other current assets of $1,454,205 and current liabilities of $1,531,209. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this expenditure through the issuance of debt or equity securities.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exist at December 31, 2005.

Revenue recognition

The Company recognizes revenue from the sale of hardware and wireless entertainment applications.

Revenue is recognized from the sale of hardware at the time title to the products transfers. The amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss. Revenue is recorded net of estimated provisions for returns, rebates and sales allowances.

Revenue from wireless entertainment applications download fees is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s mobile phone. Ring-tones and other features operate on the same basis. Revenue is recognized by delivery and acceptance of an application download to the end user. The Company reports to the owners of the downloading terminals the product and dollar amount of revenue earned and remits the agreed upon price for each download to the terminal owners. The Company records its revenue net of downloading terminals’ owners fees.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the asset’s estimated useful lives.

Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Recent Accounting Pronouncements

Statement No. 123R   Share-Based Payment (a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance.) (Issued 12/04)

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

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

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67) (Issued 12/04)

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

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29) (Issued 12/04)

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

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3) (Issued 05/05)

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

Statement No. 155 Accounting for Certain Hybrid Financial Instruments (Issued 02/06)

This Statement amends SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). This Statement amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments.

[Rest of Page Intentionally Left Blank.]

ITEM 7. Financial Statements

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
    Along Mobile Technologies, Inc.
   (Formerly International Synergy Holding Company, Ltd.) and Subsidiaries

We have audited the accompanying balance sheets of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) and subsidiaries as of December 31, 2005 (consolidated) and 2004 and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 (consolidated) and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) and subsidiaries, as of December 31, 2005 (consolidated) and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 (consolidated) and 2004, in conformity with accounting principles generally accepted in the United States of America.

    JIMMY C.H. CHEUNG & CO
    Certified Public Accountants

   Hong Kong
   Date: June 26, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)
BALANCE SHEETS

	Consolidated
	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$6,476,651	$4,025,402
Accounts Receivable, net	147,899	136,213
Inventories	54,505	307,888
Note Receivable	1,237,624	724,638
Other Receivables	14,177	4,873

Total Current Assets	7,930,856	5,199,014

Property and Equipment, net	1,866,865	1,897,307

Other Assets
Intangible Assets, net	925,925	1,046,698

Total Assets	$10,723,646	$8,143,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$10,377	$12,630
Other Payables and Accrued Liabilities	533,961	268,994
Value Added Tax Payable	633,342	350,646
Other Taxes Payable	44,123	24,339
Accrued Dividends Payable	309,406	301,932

Total Liabilities	1,531,209	958,541

Stockholders' Equity
Common Stock ($0.001 par value, 200,000,000 shares authorized, 70,000,000 shares issued and outstanding as of December 31, 2005; 56,911,443 shares issued and outstanding as of December 31, 2004)	70,000	56,911
Additional Paid-in Capital	7,409,685	6,217,566
Retained Earnings
Unappropriated	1,188,360	808,846
Appropriated	547,895	250,620
Accumulated Other Comprehensive Loss	(23,503)	(149,465)

Total Stockholders' Equity	9,192,437	7,184,478

Total Liabilities and Stockholders' Equity	$10,723,646	$8,143,019

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2005 Consolidated	2004
Income
Sales	$4,515,395	$3,844,457

Cost of Sales	(1,479,580)	(1,726,871)

Gross Profit	3,035,815	2,117,586

Operating Expenses
Selling and Distribution	453,673	387,318
General and Administrative	534,530	410,899
Professional Fees	130,000	33,750
Consultancy Fees	1,173,000	-
Depreciation	85,929	81,304

Total Expenses	2,377,132	913,271

Income from Operations	658,683	1,204,315

Other Income:
Interest Income	18,106	61,831

Income before Provision
for Income Taxes	676,789	1,266,146

Provision for Income Taxes	-	-

Net Income	676,789	1,266,146

Other Comprehensive Income
Currency Translation	125,962	-

Comprehensive Income	$802,751	$1,266,146

Basic and Diluted
Earning per Share	$0.012	$0.022
Weighted Average
Number of Shares	58,060,882	56,911,443

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2005 (consolidated) and 2004

	Common Stock		Additional	Unappropriated	Appropriated	Accumulated other
	No. of		paid-in	retained	retained	comprehensive
	shares	Amount	capital	earnings	earnings	loss	Total

Balance at January 1, 2004	56,911,443	$56,911	$6,203,979	$38,985	$56,267	$(149,465)	$6,206,677

Net income for the year		-	-	1,266,146	-	-	1,266,146

Accrued dividends of Rmb 2,500,000		-	-	(301,932)	-	-	(301,932)

In-kind contribution		-	13,587	-	-	-	13,587

Transfer from retained earning to statutory and staff welfare
reserves		-	-	(194,353)	194,353	-	-

Balance at December 31, 2004	56,911,443	56,911	6,217,566	808,846	250,620	(149,465)	7,184,478

Contribution by a stockholder		-	1,281	-	-	-	1,281

Stock issued in recapitalzation	6,188,557	6,189	(6,189)	-	-	-	-

Issuance of common stock for services	6,900,000	6,900	1,166,100				1,173,000

Net income for the year		-	-	676,789	-	-	676,789

Comprehensive income		-	-	-	-	125,962	125,962

In-kind contribution		-	30,927	-	-	-	30,927

Transfer from retained earning to statutory and staff welfare
reserves		-	-	(297,275)	297,275	-	-

Balance at December 31, 2005 (consolidated)	70,000,000	$70,000	$7,409,685	$1,188,360	$547,895	$(23,503)	$9,192,437

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005 Consolidated	2004
Operating Activities
Net Income	$676,789	$1,266,146
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities
In-kind contribution	30,927	13,587
Amortization on intangible assets	120,773	120,773
Depreciation on property and equipment	85,929	81,304
Issuance of common stock for services	1,173,000	-
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(11,686)	(67,646)
Decrease/(Increase) in Inventories	253,383	(218,972)
(Increase)/Decrease in Other Receivables	(9,304)	9,662
(Decrease)/Increase in Accounts Payable	(2,253)	7,488
Increase in Other Payables and Accrued Liabilities	264,967	145,237
Increase in Value Added Tax Payable	282,696	230,667
Increase in Other Taxes Payable	19,784	16,070
Increase in Accrued Dividends Payable	7,474	-

Net Cash Provided by Operating Activities	2,892,479	1,604,316

Investment Activities
Increase in Note Receivable	(512,986)	(724,638)
Purchase of Equipment	(55,487)	-

Net Cash Used by Investment Activities	(568,473)	(724,638)

Financing Activities
Contribution by a stockholder	1,281	-

Net Cash Provided by Financing Activities	1,281	-
Effect of Exchange Rates on cash	125,962	-

Net Increase in Cash and Cash Equivalents	2,451,249	879,678

Cash and Cash Equivalent, Beginning of Year	4,025,402	3,145,724

Cash and Cash Equivalent, End of Year	$6,476,651	$4,025,402

Supplemental Information of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Supplemental Information of Non-Cash Investing and Financing Activities:
During December 2005, the Company issued 56,911,443 shares of restricted common stock for 100%
of the share capital of Main Glory and 6,900,000 shares of restricted common stock to a third party consultant.

The accompanying notes are an integral part of these statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Along Mobile Technologies, Inc. (“AMT”), formerly International Synergy Holding Company, Ltd., was originally organized in the State of Utah in 1976 as Merit Diversified International, Inc. and subsequently reincorporated in the State of Nevada on August 9, 1994. Since its inception AMT has made several attempts to acquire and operate various businesses and has gone through several reorganizations and name changes since inception.

On January 11, 2002 AMT acquired 100% of the outstanding stock of AppleJuice Productions, Inc. (“AppleJuice”), a Michigan corporation founded on November 18, 1987. It was acquired for its name and connections in the entertainment industry to complement the intangible assets owned by the Company. On November 28, 2005, the Directors of AMT resolved to spin-off one hundred percent of the common stock of AppleJuice to the Company’s stockholders on the basis of one share of common stock of the subsidiary for every one share of common stock of the Company held of record on November 27, 2005.

Main Glory Holdings Limited (“Main Glory”) was incorporated in Hong Kong on July 13, 2005 as an investment holding company.

Shaanxi Jialong Hi-Tech Incorporated Company (“Jialong”) was incorporated as a joint stock company in the People’s Republic of China (“PRC”) on December 28, 2000 with its principal place of business in Xian, Shaanxi Province, PRC.

Jialong is a mobile high technology corporation in the PRC. It is principally engaged in producing and selling wireless entertainment applications including ring-tones, games, images and e-books services for mobile devices through its unique downloading terminals. Jialong is also engaged in the research, development and sale of hardware including routers, firewalls, downloading terminals, PMP, MP3 and MP4.

On November 23, 2005, the stockholders of Jialong entered into a definitive agreement with Main Glory in which they exchanged 100% of their ownership of Jialong for 100% of ownership in Main Glory. As both companies are under common management, the exchange of shares has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

On December 1, 2005 the Company changed its name from International Synergy Holding Company, Ltd. to Along Mobile Technologies, Inc. and acquired all the issued and outstanding shares of Main Glory by issuing 56,911,443 shares of common stock of the Company to the shareholders of Main Glory and 6,900,000 shares of common stock of the Company to a third party consultant under an Exchange Agreement.

The merger of AMT and Main Glory was treated for accounting purposes as a capital transaction and recapitalization by Main Glory (“the accounting acquirer”) and re-organization by AMT (“the accounting acquiree”). The financial statements have been prepared as if the reorganization had occurred retroactively.

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

AMT, Main Glory and Jialong are hereafter referred to as (“the Company”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Basis

The statements were prepared under generally accepted accounting principles of the United States of America and consistently applied. The Company has changed its fiscal year end from August 31 to December 31. These statements reflect that change.

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

Principles of Consolidation

The accompanying 2005 consolidated financial statements reflect the reverse acquisition and consolidate the financial statements of AMT (from acquisition), Main Glory and its 100% owned subsidiary Jialong.

The accompanying 2004 financial statement reflect the financial statements of Jialong only.

All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

       Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

Accounts Receivable at December 31, 2005 and 2004 consisted of the following:

	Consolidated
	2005	2004
Accounts Receivable	$147,899	$136,213
Less: Allowance for Doubtful Accounts	-	-
Accounts Receivable, Net	$147,899	$136,213

For the years ended December 31, 2005 and 2004, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

Inventories

Inventories consisting of purchased finished goods are stated at the lower of cost or market value, cost being determined on weighted average method. The Company provides for inventory allowances based on excess and obsolete inventories determined principally by customer demand. Inventories at December 31, 2005 and 2004 consisted of the following:
	Consolidated
	2005	2004
Hardware Products	$54,505	$307,888
Less: Provision of Obsolescence	-	-
Inventories, Net	$54,505	$307,888

For the years ended December 31, 2005 and 2004, the Company did not have any obsolete inventories.

                Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the asset’s estimated useful lives of 25 years for buildings and 5 years for furniture and equipment. Following is a summary of property and equipment at December 31, 2005 and 2004:

Property and equipment consisted of the following:
	Consolidated
	2005	2004
Buildings	$2,053,140	$2,053,140
Furniture and Equipment	55,487	-
Less: Accumulated Depreciation	(241,762)	(155,833)
Property and Equipment, Net	$1,866,865	$1,897,307

Depreciation expenses for the years ended December 31, 2005 and 2004 were $85,929 and $81,304 respectively.

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exist at December 31, 2005.

Intangible assets at December 31, 2005 and 2004 consisted of the following:

	Consolidated
	2005	2004
Patent Rights	$1,207,729	$1,207,729
Less: Accumulated Amortization	(281,804)	(161,031)
Patent Rights, Net	$925,925	$1,046,698

The Company acquired $1,207,729 in patent rights for downloadable games from a third party in 2003.

Intangible assets are stated at cost and are amortized on a straight-line basis over 10 years from the date of acquisition. Amortization expenses for the years ended December 31, 2005 and 2004 were $120,773 and $120,773 respectively.

The Directors consider no impairment loss on the fair value of the intangible assets for the years ended December 31, 2005 and 2004 as the future cash flow of related products are sufficient to cover the fair value of intangible assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash, receivables, payables and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, the PRC government let the RMB fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

Foreign Currency Translation

AMT, Main Glory and Jialong maintain their accounting records in their functional currencies of US$, US$ and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

The financial statements of Jialong (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The translation gain recorded for the years ended December 31, 2005 and 2004 was $125,962 and $0 respectively.

Revenue Recognition

The Company recognizes revenue from the sale of hardware and wireless entertainment applications.

Revenue is recognized from the sale of hardware at the time title to the products transfers. The amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss. Revenue is recorded net of estimated provisions for returns, rebates and sales allowances.

Revenue from wireless entertainment applications download fees is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s mobile phone. Ring-tones and other features operate on the same basis. Revenue is recognized by delivery and acceptance of an application download to the end user. The Company reports to the owners of the downloading terminals the product and dollar amount of revenue earned and remits the agreed upon price for each download to the terminal owners. The Company records its revenue net of downloading terminals’ owners fees.

       Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $157,290 and $160,969 for the years ended December 31, 2005 and 2004 respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses and cost of sales for the years ended December 31, 2005 and 2004 were $538,373 and $661,797 respectively.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

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

The Company has no outstanding option, warrants or other potential dilutive instruments for 2005 and 2004.

Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and shareholders’ equity.

The translation gain recorded for the years ended December 31, 2005 and 2004 was $125,962 and $0 respectively.

NOTE 3. NOTE RECEIVABLE

Note Receivable at December 31, 2005 and 2004 consisted of the following:

	Consolidated
	2005	2004
Loan advanced to a third party, 10% interest,
Non-secured, due on February 20, 2005	-	$724,638
Loan advanced to a third party, 9.6% interest,
Non-secured, due on November 30, 2006 (see note 14)	1,237,624	-
Total Note Receivable	$1,237,624	$724,638

Interest income received for the years ended December 31, 2005 and 2004 were $15,940 and $60,386 respectively.

NOTE 4. OTHER RECEIVABLES

Other Receivables at December 31, 2005 and 2004 consisted of the following:
	Consolidated
	2005	2004
Advances to Staff	$4,276	$4,873
Interest Receivable	9,901	-
Total Other Receivables	$14,177	$4,873

NOTE 5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other Payables and Accrued Liabilities at December 31, 2005 and 2004 consisted of the following:

	Consolidated
	2005	2004
Other Payables	$81,040	$34,870
Accrued Statutory Staff Welfare and Salaries	302,802	166,624
Accrued Liabilities	150,119	67,500
Total Other Payables and Accrued Liabilities	$533,961	$268,994

NOTE 6. PROVISION FOR INCOME TAXES

AMT was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2005.

AMT has net operating loss carry forwards for income taxes amounting to approximately $1,257,500 as of December 31, 2005 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, through 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2005 was $427,550. The net change in the valuation allowance for 2005 was an increase of $427,550.

The federal statutory tax rate reconciled to the effective tax rate during 2005 is as follows:

Tax at U.S. statutory rate	34%
Foreign taxes	0%
State tax rate, net of federal benefits	0%
Change in valuation allowance	(34%)
Effective tax rate	0%

Main Glory was incorporated in Hong Kong and is subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made as Main Glory has no operations since its incorporation.

Jialong was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Jialong being registered as a software and hardware enterprise is entitled to an income tax exemption in the first two years after it becomes profitable for two years, being from 2003 and 2004 and a 50% income tax reduction for the following three years, being 2005 to 2007.

On Feb 20, 2006 Jialong became a wholly owned foreign enterprise under a reorganization plan and Taxation Bureau of Xian City further approved the income tax exemption. The new arrangement of exemption beginning in the first two years after it becomes profitable from two years, being the year commencing on January 1, 2005 to December 31, 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009.

NOTE 7. MERGER AND REORGANIZATION

Pursuant to an Exchange Agreement that closed on December 1, 2005, AMT exchanged 63,811,443 shares of common stock for all of the issued and outstanding shares of Main Glory. The acquisition of Main Glory by the Company was accounted for as a stock exchange reverse merger. AMT is the surviving legal entity with Main Glory and its wholly owned subsidiary Jialong as the historical consolidated accounting company whose financial statements are provided for reporting purposes.

AMT had 6,188,557 shares of issued and outstanding common stock prior to the merger and then issued 56,911,443 shares in exchange for all of the issued and outstanding shares of Main Glory and issued 6,900,000 shares to a third party consultant. As of December 31, 2005 the Company had 70,000,000 shares of issued and outstanding common stock.

Following is the balance sheet of AMT at the date of merger:
Assets:
Equipment	$-
Investment Assets	-

Total Assets	$-

Liabilities and Stockholders’ Equity
Liabilities
Common Stock	$6,189
Additional Paid in Capital	5,143,766
Retained Earnings	(5,149,955)
Total Liabilities and
Stockholders’ Equity	$-

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

During November 2005, the stockholders approved and on December 12, 2005 the Company increased its authorized capital from 50,000,000 shares of common stock of Nil par value to 200,000,000 shares of common stock with a par value of $0.001 per shares. The changes in authorized shares and par value have been retroactively applied to these statements and the accompanying notes.

On December 1, 2005 the Company issued 56,911,443 shares of common stock in exchange for all of the issued and outstanding shares of Main Glory

On December 1, 2005 the Company also issued 6,900,000 shares of common stock to a third party consultant having a fair value of $1,173,000. The Company recognized consultancy fees of $1,173,000 as of December 31, 2005.

In-kind Contribution

During 2005 and 2004, the Company recorded $30,927 and $13,587 respectively as contributed capital by a stockholder for the usage of office equipment and office spaces occupied.

Appropriated Retained Earnings

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“the PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2005 and 2004, the Company appropriated $297,275 and $194,353 respectively to the statutory surplus and statutory public reserve funds based on its net income under PRC GAAP.

Dividends

                On January 25, 2005 the Board of Directors declared an annual dividend payable for the year ended December 31, 2004 in the amount of $309,406 to stockholders of record on December 31, 2004.

NOTE 9. SEGMENTS

The Company operates in two reportable segments, Wireless Entertainment Applications and Hardware. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2005 and 2004:

	Wireless
	Entertainment
	Applications	Hardware	Total
2005
Revenues	$3,207,397	$1,307,998	$4,515,395
Gross Profit	2,598,904	436,911	3,035,815
Total Assets	5,192,989	5,530,657	10,723,646
Additions to Long-lived Assets	55,487	-	55,487
Intangible Assets	925,925	-	925,925
Depreciation on Fixed Assets	85,929	-	85,929
Amortization on Intangible Assets	120,773	-	120,773

2004
Revenues	$1,973,258	$1,871,199	$3,844,457
Gross Profit	1,206,760	910,826	2,117,586
Total Assets	3,506,874	4,636,145	8,143,019
Additions to Long-lived Assets	-	-	-
Intangible Assets	1,046,698	-	1,046,698
Depreciation on Fixed Assets	81,304	-	81,304
Amortization on Intangible Assets	120,773	-	120,773

NOTE 10. COMMITMENTS AND CONTINGENCIES

Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company used certain office equipment and occupied spaces rented by a stockholder of the Company totaling a fair value of approximately $30,927 and $13,587 during 2005 and 2004 respectively.

During 2005, a stockholder contributed to the capital of the Company totaling $1,281.

NOTE 12. CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies and customers located in China.

The Company relied on two suppliers for approximately $370,463 and $178,675, respectively representing in aggregate 92% of purchases for the year ended December 31, 2005, and four suppliers for approximately $419,928, $319,807, $194,444 and $114,734, respectively representing in aggregate 91% of purchases for the year ended December 31, 2004. At December 31, 2005 and 2004, accounts payable to those suppliers totaled $0 and $10,481 respectively.

NOTE 13. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Statement No. 123R         Share-Based Payment (a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance.) (Issued 12/04)

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

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

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67) (Issued 12/04)

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

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29) (Issued 12/04)

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

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3) (Issued 05/05)

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

Statement No. 155 Accounting for Certain Hybrid Financial Instruments (Issued 02/06)

This Statement amends SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). This Statement amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 14. SUBSEQUENT EVENTS

On February 20, 2006, Jialong became a wholly owned foreign enterprise under a reorganization plan and Taxation Bureau of Xian City further approved the income tax exemption. The new arrangement of exemption beginning in the first two years after it becomes profitable from two years, being the year commencing on January 1, 2005 to December 31, 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009.

On March 3, 2006, the Note Receivable was fully repaid.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they has concluded that these controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Management has only recently taken control of the operations of the Company for the purpose, among others, of establishing the Controls and Procedures of the Company. Management in formulating the Controls and Procedures of the Company, it is addressing the issue of bringing passed filings, heretofore, not filed by prior management, current. Once these past filings have been brought current, the Controls and Procedures being implemented by Management are intended to provide procedures directed at insuring future filings will be filed within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 8B. Other Information

None

PART III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Our directors and officers, as of December 31, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of December 31, 2005.

Name   Position

Jianwei Li                     President, Chief Executive Officer, Chief Technology Officer and Director

Zhen Wang                 Chief Financial Officer and Director

Yeru Gao                      Chief Operations Officer and Director

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

None.

Officer & Director - Beneficial Owners

None.

ITEM 12. Certain Relationships and Related Transactions

Premises

None.

Amounts Due From Affiliate

None.

Settlement of Note Receivable and Note Payable to Related Party

None.

Promissory Notes

None.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Exchange Agreement dated November 28, 2005 (Exhibit 1 to Form 8-K filed with the Commission on December 5, 2005)

3.1	Certificate of Amendment filed with the Secretary of State of Nevada on September 7, 2000 (Exhibit 3.1 to Form 10-KSB filed with the Commission on May 8, 2006)

3.2	Certificate of Amendment filed with the Secretary of State of Nevada on June 28, 2001 (Exhibit 3.2 to Form 10-KSB filed with the Commission on May 8, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on December 13, 2005 (Exhibit 4 to Form 8-K filed with the Commission on December 2, 2005)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Jianwei Li, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhen Wang, Chief Financial Officer (filed herewith)

99.1	Board Resolution dated November 28, 2005, spinning out 100% of the wholly-owned subsidiary Apple Juice Productions, Inc. (Exhibit 99.1 to Form 8-K filed with the Commission on December 1, 2005)

(b) Reports on Form 8-K.

A Form 8-K was filed on December 1, 2005 stating the one-hundred percent spin-off of the Company’s subsidiary Apple Juice Productions. A Form 8-K was filed on December 5, 2005 stating the change in control of Registrant, the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, an Amendment to the Articles of the Company increasing the amount of shares from 50,000,000 shares to 200,000,000 shares at a par value of $.001and denoting a change in the Company’s address. A Form 8-K/A was filed on December 6, 2005 stating an amendment in the name of the shareholders listed in the Form 8-K filed December 5, 2005 from “Shaanxi China Holding Co.” to “Glory Luck International Limited.”

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by the accounting firm of Jimmy C.H. Cheung & Co. (“Cheung”) for professional services rendered for the year ended December 31, 2005:

For the year ended December 31, 2005
Service	“Cheung”

Audit Fees	$60,500

Audit Related Fees	$-

Tax Fees	$-

All Other Fees	$-

TOTAL	$60,500

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by Cheung in connection with our statutory and regulatory filings or engagements.

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

All other fees consist of the aggregate fees billed for products and services provided by Cheung and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Board of Directors is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of our Board of Directors with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to Cheung were pre-approved by our Board of Directors.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Cheung. Furthermore, no work of Cheung with respect to its services rendered to us was performed by anyone other than Cheung.

[Rest of Page Intentionally Left Blank.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALONG MOBILE TECHNOLOGIES, INC. (formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

By:	/s/ Jianwei Li
Jianwei Li, Chief Executive Officer (Principal executive officer)

By:	/s/ Zhen Wang
Zhen Wang, Chief Financial Officer (Principal financial officer)

Dated: July 7, 2006

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on July 5, 2006.

Each person whose signature appears below constitutes and appoints Jianwei Li as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this
Transition Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

 Signature    Title

/s/ Jianwei Li                                   Chief Executive Officer (Principal executive officer) and
Jianwei Li    Director

/s/ Zhen Wang                  Chief Financial Officer and Director
Zhen Wang

/s/ Yeru Gao                                    Chief Operations Officer and Director
Yeru Gao