Form 10QSB
period 2006-03-31
ALONG MOBILE TECHNOLOGIES INC
filed 2006-07-14
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-12423

ALONG MOBILE TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	94-2906927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 88, 9th Floor, Western Part of the 2nd South Ring Road, Xi’an City, Shaanxi Province, PRC (Address of principal executive offices)	710065 (Zip code)

Registrant’s telephone number, including area code: 011-86-29-88360097

Former fiscal year ended: August 31
(Former name, former address or former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) Yes ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 11, 2006 was 70,000,000 shares, all of one class of $0.001 par value Common Stock.

ALONG MOBILE TECHNOLOGIES, INC.
FORM 10-QSB
Quarter Ended March 31, 2006

TABLE OF CONTENTS

FINANCIAL INFORMATION		PAGE
Item 1.	Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance
	Sheet as of March 31, 2006	3

	Unaudited Condensed Statements of Operations and Comprehensive Income
	for the Three Months Ended March 31, 2006 (Consolidated) and 2005	4

	Unaudited Condensed Statements of Cash Flows for the Three Months
	Ended March 31, 2006 (Consolidated) and 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements
	as of March 31, 2006	6

Item 2.	Managements Discussion and Analysis of Financial Condition or
	Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		28

PART 1: FINANCIAL INFORMATION

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2006
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$8,729,948
Accounts Receivable, net	62,614
Inventories	60,996

Other Receivables	4,319

Total Current Assets	8,857,877

Property and Equipment, net	1,907,275

Other Assets
Intangible Assets	927,083

Total Assets	$11,692,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$10,481
Other Payables and Accrued Liabilities	528,379
Value Added Tax Payable	717,440
Other Taxes Payable	50,221
Accrued Dividends Payable	312,500

Total Liabilities	1,619,021

Stockholders' Equity
Common Stock ($0.001 par value, 200,000,000 shares authorized,
70,000,000 shares issued and outstanding as of
March 31, 2006)	70,000

Additional Paid-in Capital	7,418,123
Retained Earnings
Unappropriated	1,899,203
Appropriated	547,895
Accumulated Other Comprehensive Income	137,993
Total Stockholders' Equity	10,073,214
Total Liabilities and Stockholders' Equity	$11,692,235
The accompanying notes are an integral part of these statements

ALONG MOBILE TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2006 (Consolidated)	2005
Income
Sales	$1,296,159	$998,166

Cost of Sales	(209,763)	(397,293)

Gross Profit	1,086,396	600,873

Operating Expenses
Selling and Distribution	183,819	75,200
General and Administrative	181,803	108,896
Professional fees	7,000	8,570
Depreciation	23,850	20,326

Total Expenses	396,472	212,992

Income from Operations	689,924	387,881

Other Income:
Interest Income	20,919	6,039

Income before Provision
for Income Taxes	710,843	393,920

Provision for Income Taxes	-	-

Net Income	710,843	393,920

Other Comprehensive Income
Currency Translation gain	161,496	-

Comprehensive Income	$872,339	$393,920

Basic and Diluted
Earnings per Share	$0.012	$0.007

Weighted Average
Number of Shares	61,288,197	56,911,443

The accompanying notes are an integral part of these statements

ALONG MOBILE TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006 (Consolidated)	2005
Operating Activities
Net Income	$710,843	$393,920
Adjustments to reconcile Net Income to Net Cash
Provided by Operating Activities
In-Kind Contribution	8,438	5,435
Amortization on intangible assets	31,250	30,192
Depreciation on property and equipment	23,850	20,326
Changes in Operating Assets and Liabilities
Decrease/(Increase) in Accounts Receivable	85,285	(6,575)
(Increase)/Decrease in Inventories	(6,491)	134,520
Decrease/(Increase) in Other Receivables	9,858	(1,915)
Increase/(Decrease) in Accounts Payable	104	(2,504)
(Decrease)/Increase in Other Payables
and Accrued Liabilities	(5,582)	18,668
Increase in Value Added Tax Payable	84,098	60,246
Increase in Other Taxes Payable	6,098	4,146

Net Cash Provided by Operating Activities	947,751	656,459

Investment Activities
Decrease in Note Receivable	1,237,624	724,638

Net Cash Provided by Investment Activities	1,237,624	724,638

Financing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Effect of Exchange Rates on Cash	67,922	-

Net Increase in Cash and Cash Equivalents	2,253,297	1,381,097

Cash and Cash Equivalents, Beginning of Period	6,476,651	4,025,402

Cash and Cash Equivalents, End of Period	$8,729,948	$5,406,499

The accompanying notes are an integral part of these statements

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2006 (Unaudited)

NOTE: 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005, and consolidated cash flows for the three months ended March 31, 2006 and 2005. The consolidated results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2. GENERAL ORGANIZATION AND BUSINESS

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

Jialong is a mobile high technology corporation in the PRC. It is principally engaged in producing and selling wireless entertainment applications including ring-tone, games, images and e-books services for mobile devices through its unique downloading terminals. Jialong is also engaged in the research, development and sale of hardware including routers, firewalls, downloading terminals, PMP, MP3 and MP4.

On November 23, 2005, the stockholders of Jialong entered into a definitive agreement with Main Glory in which they exchanged 100% of their ownership of Jialong for 100% of ownership in Main Glory. As both companies are under common management, the exchange of shares has been accounted for as a reorganization of entities and the financial statements have been prepard as if the reorganization had occurred retroactively.

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

AMT, Main Glory and Jialong are hereafter referred to as (“the Company”)

NOTE 3. PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 reflect the reverse acquisition and consolidate the financial statements of AMT, Main Glory and its 100% owned subsidiary Jialong.

The accompanying unaudited condensed financial statements as of March 31, 2005 reflect the financial statements of Jialong only.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4. STOCKHOLDERS’ EQUITY

In-Kind Contribution

During the three months ended March 31, 2006 and 2005, the Company recorded $8,438 and $5,435 respectively as contributed capital by a stockholder for the usage of office equipment and office spaces occupied.

NOTE 5. SEGMENTS

The Company operates in two reportable segments, Wireless Entertainment Applications and Hardware. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2006 and 2005:

	Wireless Entertainment Applications	Hardware	Total
For the three months ended March 31, 2006
Revenues	$1,214,606	$81,553	$1,296,159
Gross Profit	1,056,699	29,697	1,086,396
Total Assets	5,902,021	5,790,214	11,692,235
Additions to Long-lived Assets	-	-	-
Intangible Assets	927,083	-	927,083
Depreciation on Fixed Assets	23,850	-	23,850
Amortization on Intangible Assets	31,250	-	31,250

For the three months ended March 31, 2005
Revenues	$555,944	$442,222	$998,166
Gross Profit	409,699	191,174	600,873
Total Assets	3,835,195	4,787,735	8,622,930
Additions to Long-lived Assets	-	-	-
Intangible Assets	1,016,506	-	1,016,506
Depreciation on Fixed Assets	20,326	-	20,326
Amortization on Intangible Assets	30,192	-	30,192

NOTE 6.   RELATED PARTY TRANSACTIONS

The Company used certain office equipment and occupied spaces rented by a stockholder of the Company totaling $8,438 and $5,435 during the three months ended March 31, 2006 and 2005 respectively.

NOTE 7.   CONCENTRATIONS AND RISKS

During the three months ended March 31, 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies and customers located in China.

The Company relied on one supplier for approximately $57,750 representing in aggregate 99% of purchases for the three months ended March 31, 2006, and two suppliers for approximately $43,920 and $43,623 respectively representing in aggregate 38% and 37% of purchases for the three months ended March 31, 2005. At March 31, 2006 and 2005, accounts payable to those suppliers totaled $17,062 and $0 respectively.

NOTE 8.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments (Issued 02/06)

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the three months ended March 31, 2006 and March 31, 2005, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

The Company was initially incorporated in the State of Nevada in 1994 as Merit Diversified International Incorporated. From 1994 through 2005, the Company’s name was changed several times beginning in 1994 to Allied Artists Entertainment Group, Inc., in 2001 to International Synergy Holding Company, Ltd., and we adopted our current name, Along Mobile Technologies, Inc. in December, 2005. Our world headquarters is located at No. 88, 9th Floor, Western Part of the 2nd South Ring Road, Xi’an City, Shaanxi Province, PRC 710065. In November, 2005, the Company, then named International Synergy Holding Company, Ltd., (“ISYH”) acquired, as a wholly owned subsidiary, Main Glory Holdings, Ltd., a Hong Kong company (“Main Glory”). The acquisition of Main Glory as a wholly owned subsidiary of ISYH was accomplished through the use of a Stock Exchange Agreement wherein ISYH received one hundred percent, (100%) of all of the issued and outstanding common shares of Main Glory in return for the issuance to the Main Glory shareholders and consultants to such shareholders of Sixty Three Million Eight Hundred Eleven Thousand Four Hundred and Forty Three, (63,811,443) shares of ISYH common stock. Prior to ISYH’s acquisition of Main Glory as a wholly owned subsidiary in November 2005, Main Glory consummated a Stock Exchange Agreement with Shaanxi JiaLong Hi-Tech Incorporated Company, a company formed in the PRC in 2002, (“JiaLong”) whereby, JiaLong became a wholly owned subsidiary of Main Glory.

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

Strategy

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

We own and control our own studios and development center where we are constantly engaged in the research and development of the refinement and expansion of our product lines and services as well as the concepts embodied and required for the building and growing of our controlled distribution network. We are working to implement a growth strategy around expanding product and service lines and our controlled network infrastructure that includes the following key elements:

☐	a heightened focus on the needs of our customer, delivering customer-specific solutions, high quality products and world-class customer service;

☐	sales growth through market share gains, new products introductions and expansion into adjacent and related markets;

☐
development of new sales channels and market opportunities through the use of partnerships and alliances with other application, service and equipment vendors, distributors, resellers and systems integrators;

☐	lowering our cost structure through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

☐	applications, products and services portfolio additions and enhancements through both strategic acquisitions and our own research and development process.

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

Our ability to implement our strategy effectively is subject to numerous uncertainties, the most significant of which are described below in “Risk Factors” in this Form 10-Q. We cannot assure you that our efforts will be successful.

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

☐
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

☐
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

☐
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

☐
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

☐
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

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of Lawyers from Jun He Law Offices, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

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

PRC Corporate Structure

Below are material wholly owned subsidiaries held by AMT in China:

☐	Main Glory Holdings Ltd., a Hong Kong Company (“MainGlory”)

☐	Shaanxi JiaLong Hi-Tech Incorporated Company, a PRC Company (“JiaLong”)

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

Results of Operations for three months ended March 31, 2006 and 2005.

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2006 (Consolidated)	2005

Revenues	100.00%	100.00%
Cost of revenues	(16.18%)	(39.80%)
Gross margin	83.82%	60.20%
Selling and distribution expenses	14.18%	7.53%
General and administrative expenses	14.03%	10.91%
Professional fees	0.54%	0.86%
Depreciation and amortization	1.84%	2.04%
Interest income	1.61%	0.61%
Income tax expense	-	-
Net income	54.84%	39.46%
Currency Translation	12.46%	-
Comprehensive Income	67.30%	39.46%

Three months ended March 31, 2006 Compared to Three months ended March 31, 2005

Revenues, Cost of Revenues and Gross Profit Margin

Revenues increased from $998,166 for the three months ended March 31, 2005 to $1,296,159 for the three months ended March 31, 2006, representing an increase of $297,993. The increase was mainly attributable to the increase in sales of our Wireless Applications products which resulted from the continuing expansion of our downloading terminals in the north-western part of the PRC and success in enhancing our brand-awareness through marketing activities. Sales of our hardware products decreased as the management of the Company decided to concentrate our efforts on Wireless Applications and cease certain Hardware Products business.

Revenue	For three months ended March 31,
Product	2006	2005	Increase/
			(Decrease)

Wireless Entertainment Applications	$1,214,606	$555,944	$658,662
Hardware	81,553	442,222	(360,669)

TOTAL	$1,296,159	$998,166	$297,993

Cost of revenues decreased from $397,293 for the three months ended March 31, 2005 to $209,763 for the three months ended March 31, 2006. The decrease in cost of sales of our products was mainly due to the decrease in cost of our Hardware products which was in line with the decrease in revenues of this business.

Cost of revenue	For three months ended March 31,
Product	2006	2005	Increase/
			(Decrease)

Wireless Entertainment Applications	$157,907	$146,245	$11,662
Hardware	51,856	251,048	(199,192)

TOTAL	$209,763	$397,293	$(187,530)

Our gross profit for the three months ended March 31, 2006 was $1,086,396, an increase of $485,523 as compared with $600,873 for the three months ended March 31, 2005.

Our overall gross profit margin increased from 60.20% for the three months ended March 31, 2005 to 83.82% for the three months ended March 31, 2006. Our gross profit margin for Wireless Applications increased from 73.69% for the three months ended March 31, 2005 to 87.00% for the three months ended March 31, 2006 and for Hardware Products decreased from 43.23% for the three months ended March 31, 2005 to 36.41% for the three months ended March 31, 2006. The increase in our gross profit margin for Wireless Applications was mainly due to the success in controlling the costs. The decrease in gross profit margin for Hardware Products was due to our decision to cease certain Hardware Products business and dispose the inventories at cheaper selling prices.

General and Administrative Expenses

General and Administrative expenses were $181,803 for the three months ended March 31, 2006, an increase of $72,907 from $ 108,896 for the three months ended March 31, 2005. General and administrative expenses include directors’ expenses, printing, salaries, research and development expenses and office supplies. The increase in general and administrative expenses was mainly due to the increase in the following expenses:

1.	Office supplies	:	This expense increased because of expansion of our business and more office supplies were consumed.
2.	Entertainment	:	These costs increased because of more lunches and dinners with our potential customers.
3.	Research and Development expenses	:	We are now developing 3D engine and other new applications and significant Research and Development expenses were incurred on these new applications.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $ 183,819 for the three months ended March 31, 2006, an increase of $108,619 from $ 75,200 for the three months ended March 31, 2005. Selling and distribution expenses include salaries, general traveling, advertising and marketing, postage and office supplies. The increase in our selling and distribution expenses in the first quarter of 2006 as compared to the first quarter of 2005 was mainly due to more marketing and promotion activities during the first quarter of 2006. These activities include participating in exhibitions and purchases of gift items for our existing and potential customers.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $ 8,729,948 as of March 31, 2006, which was increased by $3,323,449 as compared to $5,406,499 as of March 31, 2005. The increase was principally attributable to the cash generated from our profitable operation.

For the three months ended March 31, 2006, our cash provided by operating activities amounted to $ 947,751 as compared to $656,459 for the three months ended March 31, 2005. The increase was mainly because we are able to increase the revenues and control the costs at the same time in the first quarter of 2006. For the three months ended March 31, 2006, cash provided by investing activities amounted to $1,237,624. This was mainly due to the repayment of loan by a third party.

Working Capital

As of March 31, 2006, we had cash and cash equivalents of $ 8,729,948, other current assets of $127,629 and current liabilities of $1,619,021. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this capital expenditure through the issuance of debt or equity securities.

Employees

As of March 31, 2006, we had approximately 178 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

Web Site Access to Our Periodic SEC Reports

Our corporate Internet address is http://www.Alonggame.com. We make available free of charge on or through our web site our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on AMT’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.  RISK FACTORS

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

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

☐	Offer new and innovative products;

☐	attract buyers for our MVAS;

☐	attract advertisers;

☐	attract a larger audience to our network;

☐	derive revenue from our users from fee-based Internet services;

☐	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

☐	maintain our current, and develop new, strategic relationships

☐	increase awareness of our brand and continue to build user loyalty;

☐	attract and retain qualified management and employees;

☐	upgrade our technology to support increased traffic and expanded services; and

☐	expand the content and services on our network.

We are relying on MVAS for a significant portion of our future revenue.

Our revenues are derived primarily from our MVAS services. If users do not adopt our MVAS at a sufficient rate our revenue growth could be negatively affected. Factors that may prevent us from maintaining or growing our MVAS revenues include:

☐	our ability to develop new services that become accepted by the market.

☐	our ability to retain existing customers of our subscription services.

☐	our ability to attract new subscribers in a cost-effective manner.

☐	competitors, including mobile operators, may launch competing or better products that ours.

☐	changes in government regulations, which could restrict our MVAS offering and/or our ability to market our services.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
ALONG MOBILE TECHNOLOGIES, INC.

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

ALONG MOBILE TECHNOLOGIES, INC. (Registrant)

Date: July 11, 2006	By:	/s/ Jianwei Li
Jianwei Li, President