Form 10QSB
period 2006-06-30
ALONG MOBILE TECHNOLOGIES INC
filed 2006-08-14
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange)࿠Yes ☐   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 7, 2006 was 70,000,000 shares, all of one class of $0.001 par value Common Stock.

ALONG MOBILE TECHNOLOGIES, INC.
FORM 10-QSB
Quarter Ended June 30, 2006

TABLE OF CONTENTS

		PAGE
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance
	Sheet as of June 30, 2006	3

	Unaudited Condensed Statements of Operations and Comprehensive Income
	for the Three and Six Months Ended June 30, 2006 (Consolidated) and 2005	4

	Unaudited Condensed Statements of Cash Flows for the Six Months
	Ended June 30, 2006 (Consolidated) and 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements as
	of June 30, 2006	6

Item 2.	Managements Discussion and Analysis of Financial Condition or
	Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES		31

PART 1: FINANCIAL INFORMATION

ALONG MOBILE TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2006
ASSETS
Current Assets
Cash and Cash Equivalents	$9,059,813
Inventories, net	35,641
Other Receivables	363,068
Total Current Assets	9,458,522

Property and Equipment, net	2,019,092

Other Assets
Intangible Assets	895,833
Total Assets	$12,373,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$10,481
Other Payables and Accrued Liabilities	940,701
Value Added Tax Payable	536,099
Construction Tax Payable	55,027
Accrued Dividends Payable	312,500
Total Current Liabilities	1,854,808

Stockholders' Equity
Common Stock ($0.001 par value, 200,000,000 shares authorized,
70,000,000 shares issued and outstanding as of June 30, 2006)	70,000
Additional Paid-in Capital	7,418,123
Retained Earnings
Unappropriated	2,344,628
Appropriated	547,895
Accumulated Other Comprehensive Income	137,993
Total Stockholders' Equity	10,518,639

Total Liabilities and Stockholders' Equity	$12,373,447

The accompanying notes are an integral part of these financial statements

ALONG MOBILE TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006		2006
	(Consolidated)	2005	(Consolidated)	2005
Income
Sales	$1,144,327	$962,748	$2,440,486	$1,960,914

Cost of Sales	(181,984)	(392,319)	(391,747)	(789,612)

Gross Profit	962,343	570,429	2,048,739	1,171,302

Operating Expenses
Selling and Distribution	193,362	77,653	377,181	152,853
General and Administrative	284,875	128,234	466,678	237,130
Professional Fees	23,000	8,930	30,000	17,500
Depreciation	25,683	20,326	49,533	40,652
Total Expenses	526,920	235,143	923,392	448,135

Income from Operations	435,423	335,286	1,125,347	723,167

Other Income:
Interest Income	1,002	557	21,921	6,596
Rental income	9,000	-	9,000	-
Income before Provision for Income Taxes	445,425	335,843	1,156,268	729,763

Provision for Income Taxes	-	-	-	-

Net Income	445,425	335,843	1,156,268	729,763

Other Comprehensive Income
Currency Translation Gain	-	-	161,496	-

Comprehensive Income	$445,425	$335,843	$1,317,764	$729,763

Basic and Diluted
Earnings per Share	$0.006	$0.006	$0.017	$0.013

Weighted Average
Number of Shares	70,000,000	56,911,443	70,000,000	56,911,443

The accompanying notes are an integral part of these financial statements

ALONG MOBILE TECHNOLOGIES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months Ended June 30,
	2006
	(Consolidated)	2005
Operating Activities
Net income	$1,156,268	$729,763
Adjusted to Reconcile Net Income to Net Cash Provided
By Operating Activities:
Allowance for Doubtful Accounts	62,614	-
In-kind Contribution	8,438	16,305
Amortization on Intangible Assets	62,500	60,386
Depreciation on Property and Equipment	49,533	40,652
Changes in Operating Assets and Liabilities
Decrease in Accounts Receivable	85,285	24,029
Decrease in Inventories	18,864	184,758
Increase in Other Receivables	(348,891)	(1,111)
Increase (Decrease) in Accounts Payable	104	(2,504)
Increase in Other Payables and Accrued Liabilities	406,740	32,681
(Decrease) Increase in Value Added Tax Payable	(97,243)	117,655
Increase in Other Tax Payable	10,904	8,258
Net Cash Provided By Operating Activities	1,415,116	1,210,872

Investing Activities
Decrease in Note Receivable	1,237,624	724,638
Purchase of Equipment	(137,500)	-
Net Cash Provided By Investing Activities	1,100,124	724,638

Effect of Exchange Rates on Cash	67,922	-

Net Increase in Cash and Cash Equivalents	2,583,162	1,935,510

Cash and Cash Equivalents, Beginning of Period	6,476,651	4,025,402

Cash and Cash Equivalents, End of Period	$9,059,813	$5,960,912

The accompanying notes are an integral part of these financial statements

ALONG MOBILE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and consolidated cash flows for the six months ended June 30, 2006 and 2005. The consolidated results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company’s annual report on Form 10-KT as filed with the Securities and Exchange Commission.

NOTE 2. GENERAL ORGANIZATION AND BUSINESS

Along Mobile Technologies, Inc. (“AMT”), formerly International Synergy Holding Company, Ltd., was first organized in the State of Utah in 1976 as Merit Diversified International, Inc. and was subsequently reincorporated in the state of Nevada on August 9, 1994. Since its inception AMT made several attempts to acquire and operate various businesses and has gone through several reorganizations and name changes.

On January 11, 2002 AMT acquired 100% of the outstanding stock of AppleJuice Productions, Inc. (“AppleJuice”), a Michigan corporation founded in November 18, 1987. It was acquired for its name and connections in the entertainment industry to complement the intangible assets then owned by the Company. On November 28, 2005, the Directors of AMT resolved to spin-off one hundred percent of the common stock of AppleJuice to the Company’s stockholders on the basis of one share of common stock of the subsidiary for every one share of common stock of the Company held of record on November 27, 2005.

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

NOTE 2. GENERAL ORGANIZATION AND BUSINESS (CONTINUED)

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

AMT, Main Glory and Jialong are hereafter referred to as (“the Company”)

NOTE 3. PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 reflect the reverse acquisition and consolidated financial statements of AMT, Main Glory and its 100% owned subsidiary Jialong.

The accompanying unaudited condensed financial statements as of June 30, 2005 reflect the financial statements of Jialong only.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4. OTHER RECEIVABLES

Other receivables at June 30, 2006 (unaudited) consisted of the following:

Advances to Staff	$4,318
Rental Deposits Paid	358,750
363,068

NOTE 5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2006 (unaudited) consisted of the following:

Other Payables	$230,210
Accrued Statutory Staff Welfare and Salaries	312,741
Accrued Liabilities	39,000
Sublease Rental Deposits Received	358,750
$940,701

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company occupies spaces of kiosks from a third party under an operating lease which expire on April 14, 2007 at a monthly rental of $15,000. Accordingly, for the six months ended June 30, 2006 and 2005, the Company recognized rental expense for these spaces in the amount of $18,700 and $0 respectively.

As of June 30, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases of $161,300, which are all due in 2007.

In accordance with the lease agreement, the Company is required to pay a deposit of $437,500 for the lease of the kiosks. As of June 30, 2006, $358,750 was paid and the Company has yet to pay $78,750.

The Company also subleases part of the spaces of kiosks to a third party under an operating lease which expires on April 14, 2007 at a monthly rental $7,292. Accordingly, for the six months ended June 30, 2006 and 2005, the Company recognized rental income for these spaces in the amount of $9,000 and $0 respectively.

As of June 30, 2006, the Company has future minimum leases receipts of $78,500 in 2007.

In accordance with the sub-lease agreement, the lessee is required to pay a deposit of $437,500 for the sub-lease of the kiosks. As of June 30, 2006, $358,750 was received and the Company has yet to receive $78,750.

NOTE 7. STOCKHOLDERS’ EQUITY

In-Kind Contribution

During the six months ended June 30, 2006 and 2005, the Company recorded $8,438 and $16,305 respectively as contributed capital by a stockholder for the usage of office equipment and office spaces occupied.

NOTE 8. SEGMENTS

The Company operates in two reportable segments, Wireless Entertainment Applications and Hardware. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the six months ended June 30, 2006 and 2005:

	Wireless Entertainment Applications	Hardware	Total
For the six months ended June 30, 2006
Revenues	$2,319,970	$120,516	$2,440,486
Gross Profit	2,006,178	42,561	2,048,739
Total Assets	6,519,086	5,854,361	12,373,447
Additions to Long-lived Assets	137,500	-	137,500
Intangible Assets	895,833	-	895,833
Depreciation on Fixed Assets	49,533	-	49,533
Amortization on Intangible Assets	62,500	-	62,500

For the six months ended June 30, 2005
Revenues	$1,203,149	$757,765	$1,960,914
Gross Profit	905,541	265,761	1,171,302
Total Assets	4,043,571	5,001,606	9,045,177
Additions to Long-lived Assets	-	-	-
Intangible Assets	986,312	-	986,312
Depreciation on Fixed Assets	40,652	-	40,652
Amortization on Intangible Assets	60,386	-	60,386

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company used certain office equipment and occupied spaces rented by a stockholder of the Company totaling $16,876 and $16,305 during the six months ended June 30, 2006 and 2005 respectively. The office equipment was used and the spaces were occupied by the Company free of payment during the three months ended March 31, 2006 and the rental expenses of $8,438 was recorded as contributed capital by a stockholder. The rental expenses for the three months ended June 30, 2006 was paid in cash to the stockholder.

NOTE 10.  CONCENTRATIONS AND RISKS

During the six months ended June 30, 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies and customers located in China.

The Company relied on three suppliers for approximately $29,500, $14,500 and $13,750 representing in aggregate 100% of purchases for the six months ended June 30, 2006, and two suppliers for approximately $87,399 and $176,014 respectively representing in aggregate 29% and 58% of purchases for the six months ended June 30, 2005. At June 30, 2006 and 2005, accounts payable to those suppliers totaled $2,134 and $0 respectively.

NOTE 11.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement No. 156 - Accounting for Servicing of Financial Assets (Issued 03/06)

This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following review concerns the three months ended June 30, 2006 and June 30, 2005, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Overview

ALONG MOBILE TECHOLOGIES, INC. (“AMT”, “we” or the “Company”) through its wholly owned subsidiary - Shaanxi Jialong Hi-Tech Incorporation Company (“Jialong”) is a mobile value-added services (“MVAS”) provider in the People’s Republic of China (the “PRC” or “China”). We design, produce, publish, manufacture, provide and distribute proprietary wireless entertainment applications such as ring-tones, games, images, videos and e-books (“Wireless Applications”) to our customers. In June 2003, we acquired patent rights for mobile games together with the exploit kits from a third party from which we expand our mobile games catalogue. We also design, produce and distribute portable digital hardware products such as MP3, MP4 and PMP’ s (“Hardware Products”) which, together with mobile communication devices manufactured and/or distributed by unaffiliated third party manufacturers and distributors of such products, may be used in conjunction with our proprietary Wireless Applications. Our Wireless Applications are intended to be downloaded by our customers on a fee-basis by means of our proprietary public downloading terminals (“Terminals”) which are installed by us in strategic locations such as shopping centers, universities, entertainment centers, cinemas, hotels, airports, restaurants and parks and additionally, through our customers access to and, use of, the Internet. The customers for our Wireless Applications include anyone in Greater China who has a mobile telephone or other personal digital assistant communications device. The customers for our Hardware Products are targeted throughout Greater China and these customers can purchase our Hardware Products through non-affiliated resellers and retailers located throughout China with whom we have established working agreements.

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

Our goal is to enhance the value to our user base and thereby continue the expansion of our customer base throughout Greater China.  Through our efforts, we have established a significant scale and customer reach and has built a significant leadership position in the MVA market in China. We continue to develop new products and build strategic partnerships to enhance our offerings and increase our customer base. These initiatives are designed to leverage our brand strength and expand our presence in the MVA industry in China.

On April 15, 2006, we entered into a lease agreement with China Post in which we lease 100 kiosks from Xian Highway Technology Co., Ltd. These kiosks are principally used to place our downloading terminals for the purpose of expansion of our network coverage in the PRC. At the beginning of July 2006, the installation of all the kiosks was completed and all the kiosks were commenced to be used at the middle of July 2006. We estimated that our revenue in the next quarter would be increased by 15% resulting from lease of these kiosks.

Strategy

Our aim is to be the leader in the Greater China market for MVA products and services. The core of our business is our on-going effort to provide our customers with continuously evolving and changing Wireless Applications and Hardware Products and the upgrading of technological platforms such as our Mobile Information & Entertainment Service Platform, (“MIESP”) all of which allow our customers easy, immediate and affordable access to our products. To advance this core business, we are growing our business in ways that we believe complement our strategic focus.

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

We own and control our own studios and development center where we are constantly engaged in the research and development of the refinement and expansion of our product lines and services as well as the concepts embodied and required for the building and growing of our controlled distribution network. We are working to implement a growth strategy around expanding product and service lines and our controlled network infrastructure that includes the following key elements:

•	a heightened focus on the needs of our customer, delivering customer-specific solutions, high quality products and world-class customer service;

•	sales growth through market share gains, new products introductions and expansion into adjacent and related markets;

•
development of new sales channels and market opportunities through the use of partnerships and alliances with other application, service and equipment vendors, distributors, resellers and systems integrators;

•	lowering our cost structure through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

•	applications, products and services portfolio additions and enhancements through both strategic acquisitions and our own research and development process.

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

•
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

•
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

•
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

•
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

•
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

PRC Corporate Structure

Below are material wholly owned subsidiaries held by AMT in China:

•	Main Glory Holdings Ltd., a Hong Kong Company (“Main Glory”)

•	Shaanxi JiaLong Hi-Tech Incorporated Company, a PRC Company (“JiaLong”)

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

Results of Operations.

The following table compares our statement of operations data for the three and six months ended June 30, 2006 and 2005. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors and which can vary from quarter to quarter.

	Six Months Ended June 30,			Three Months Ended June 30,
	2006		% of increase/	2006		% of increase/
	(Consolidated)	2005	(decrease)	(Consolidated)	2005	(decrease)

Revenues	$2,440,486	$1,960,914	24.46%	1,144,327	962,748	18.86%
Cost of revenues	(391,747)	(789,612)	(50.39%)	(181,984)	(392,319)	(53.61%)
Gross margin	2,048,739	1,171,302	74.91%	962,343	572,434	68.11%
Selling and distribution expenses	377,181	152,853	146.76%	193,362	77,653	149.01%
General and administrative expenses	466,678	237,130	96.80%	284,875	128,234	122.15%
Professional fees	30,000	17,500	71.43%	23,000	8,930	157.56%
Depreciation and amortization	49,533	40,652	21.85%	25,683	20,326	26.36%
Other income	30,921	6,596	368.78%	10,002	557	1,695.69%
Income tax expense	-	-	-	-	-	-
Net income	1,156,268	729,763	58.44%	445,425	335,843	32.63%
Currency Translation	161,496	-	100,00%	-	-	-
Comprehensive income	1,317,764	729,763	58.44%	445,425	335,843	32.63%

Revenue, Cost of Revenue and Gross Profit Margin

Revenue increased by $479,572 from $1,960,914 for the six months ended June 30, 2005 to $2,440,486 for the six months ended June 30, 2006 and by $181,579 from $962,748 for the three months ended June 30, 2005 to $1,144,327 for the three months ended June 30, 2006.

The increase was mainly attributable to the increase in sales of our Wireless Applications products which results from the continuing installation of additional downloading terminals in the north western part of the PRC and the success in enhancing our brand awareness through marketing activities. Sales of Hardware products decreased as the management of the Company decided to concentrate our efforts on Wireless Applications and ceased certain Hardware Products business.

Revenue

	For six months ended June 30,			For three months ended June 30,
Product	2006 (Consolidated)	2005	Increase/ (decrease)	2006 (Consolidated)	2005	Increase/ (decrease)
Wireless Entertainment Applications	$2,319,970	$1,203,149	$1,116,821	$1,105,364	$647,205	$458,159
Hardware	120,516	757,765	(637,249)	38,963	315,543	(276,580)

TOTAL	$2,440,486	$1,960,914	$479,572	$1,144,327	$962,748	$181,579

Cost of revenue decreased from $789,612 for the six months ended June 30, 2005 to $391,747 for the six months ended June 30, 2006 and from $392,319 for three months ended June 30, 2005 to $181,984 for the three months ended June 30, 2006.

The decrease in cost of revenue of our products was mainly due to the decrease in purchases of our Hardware products as we ceased certain Hardware Products business.

Cost of revenue

	For six months ended June 30,			For three months ended June 30,
Product	2006 (Consolidated)	2005	Increase/ (Decrease)	2006 (Consolidated)	2005	Increase/ (Decrease)
Wireless Entertainment Applications	$313,792	$297,608	$16,184	$155,885	$151,363	$4,522
Hardware	77,955	492,004	(414,049)	26,099	240,956	(214,857)

TOTAL	$391,747	$789,612	$(397,865)	$181,984	$392,319	$(210,335)

Our gross profit for the six months ended June 30, 2006 was $2,048,739 with an increase of $877,437 as compared with $1,171,302 for the six months ended June 30, 2005. The gross profit increased from $570,429 for the three months ended June 30, 2005 to $962,343 for the three months ended June 30, 2006,

Our overall gross profit margin increased from 59.73% for the six months ended June 30, 2005 to 83.95% for the six months ended June 30, 2006 and from 59.25% for the three months ended June 30, 2005 to 84.10% for the three months ended June 30, 2006.

Our gross profit margin for Wireless Applications increased from 75.26% for the six months ended June 30, 2005 to 86.47% for the six months ended June 30, 2006 and from 76.61% for the three months ended June 30, 2005 to 85.90% for the three months ended June 30, 2006. The increase in gross profit margins is due to the success in controlling the cost of revenue and increase in revenue by installing more downloading terminals.

The gross profit margin for Hardware Products increased slightly from 35.07% for the six months ended June 30, 2005 to 35.32% for the six months ended June 30, 2006 and from 23.64% for the three months ended June 30, 2005 to 33.02% for the three months ended June 30, 2006.

General and Administrative Expenses

General and Administrative expenses were $466,678 for the six months ended June 30, 2006 with an increase of $229,548 from $ 237,130 for the six months ended June 30, 2005. General and Administrative expenses increased from $128,234 for the three months ended June 30, 2005 to $284,875 for the three months ended June 30, 2006 The increase in general and administrative expenses was mainly due to the increase in the following expenses:

1.	Allowance for doubtful accounts	:	We had irrecoverable trade debts of $62,614 during the three months ended June 30, 2006.
2.	Entertainment	:	This cost increased because of more lunches and dinners with our potential customers.
3.	Research and Development expenses	:	We are now developing 3D games and other new applications and significant research and development expenses were incurred on these new applications.
4.	Traveling	:	This expense increased because our directors and managers participated more conferences held in different cities in the PRC.
5.	Office supplies	:	This expense increased because of expansion of our business leading to use of more office consumables.

Selling and Distribution Expenses

Selling and distribution expenses increased by $224,328 from $152,853 for the six months ended June 30, 2005 to $377,181 for the six months ended June 30, 2006 and by $115,709 from $77,653 for the three months ended June 30, 2005 to $193,362 for the three months ended June 30, 2006. The increase in our selling and distribution expenses was mainly due to increase in exhibitions and advertising expenses for our marketing and promotion activities during the first half of 2006. During the second quarter of 2006, we also incurred rental expenses for the lease of 100 kiosks in which our downloading terminals were installed.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $9,059,813 as of June 30, 2006, which was increased by $3,098,901 as compared to $5,960,912 as of June 30, 2005. The increase was principally attributable to the cash generated from our profitable operation.

For the six months ended June 30, 2006, our cash provided by operating activities amounted to $1,415,116 as compared to $1,210,872 for the six months ended June 30, 2005. The increase was mainly because we are able to increase the revenue and control the costs.

Working Capital

As of June 30, 2006, we had cash and cash equivalents of $9,059,813, other current assets of $398,709 and current liabilities of $1,854,808. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this capital expenditure through the issuance of debt or equity securities.

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

Employees

As of June 30, 2006, we had approximately 157 full-time and 26 part-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.RISK FACTORS

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

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	Offer new and innovative products;

•	attract buyers for our MVAS;

•	attract advertisers;

•	attract a larger audience to our network;

•	derive revenue from our users from fee-based Internet services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships

•	increase awareness of our brand and continue to build user loyalty;

•	attract and retain qualified management and employees;

•	upgrade our technology to support increased traffic and expanded services; and

•	expand the content and services on our network.

We are relying on MVAS for a significant portion of our future revenue.

Our revenues are derived primarily from our MVAS services. If users do not adopt our MVAS at a sufficient rate our revenue growth could be negatively affected. Factors that may prevent us from maintaining or growing our MVAS revenues include:

•	our ability to develop new services that become accepted by the market.

•	our ability to retain existing customers of our subscription services.

•	our ability to attract new subscribers in a cost-effective manner.

•	competitors, including mobile operators, may launch competing or better products that ours.

•	changes in government regulations, which could restrict our MVAS offering and/or our ability to market our services.

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

ALONG MOBILE TECHNOLOGIES, INC. (Registrant)

Date: August 11, 2006	By:	/s/ Jianwei Li
Jianwei Li, President