Form 10QSB
period 2006-09-30
ALONG MOBILE TECHNOLOGIES INC
filed 2006-11-06
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-12423

ALONG MOBILE TECHNOLOGIES, INC.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	94-2906927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 88, 9th Floor, Western Part of the 2nd South Ring Road, Xi’an City, Shaanxi Province, PRC (Address of principal executive offices)	710065 (Zip code)

Issuer’s telephone number, including area code: 011-86-29-88360097

(Former name, former address or former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2006 was 70,600,000 shares, all of one class of $0.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

ALONG MOBILE TECHNOLOGIES, INC.
FORM 10-QSB
Quarter Ended September 30, 2006

PART 1: FINANCIAL INFORMATION

ALONG MOBILE TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
ASSETS	2006
Current Assets
Cash and Cash Equivalents	$5,165,457
Accounts Receivable, net	38,074
Inventories, net	31,786
Other Receivables and Prepayments	2,376,951

Total Current Assets	7,612,268

Property and Equipment, net	3,838,367

Other Assets

Intangible Assets	2,117,702

Total Assets	$13,568,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$10,481
Other Payables and Accrued Liabilities	952,266
Value Added and Other Taxes Payable	681,967

Total Liabilities	1,644,714
Commitments and Contingencies (Note 7) Stockholders' Equity
Common Stock ($0.001 par value, 200,000,000 shares authorized, 70,600,000 shares issued and outstanding as of September 30, 2006)	70,600
Additional Paid-in Capital	8,053,523
Retained Earnings
Unappropriated	3,113,612
Appropriated	547,895
Accumulated Other Comprehensive Income	137,993

Total Stockholders' Equity	11,923,623

Total Liabilities and Stockholders' Equity	$13,568,337

The accompanying notes are an integral part of these statements

ALONG MOBILE TECHNOLOGIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended		Nine Months Ended
September 30,		September 30,
2006 (Consolidated)	2005	2006 (Consolidated)	2005

Income
Sales	$1,453,036	$1,082,001	$3,893,522	$3,042,915

Cost of Sales	(173,448)	(400,674)	(565,195)	(1,190,286)

Gross Profit	1,279,588	681,327	3,328,327	1,852,629

Operating Expenses
Selling and Distribution	260,019	87,061	637,200	239,914
General and Administrative	193,515	116,143	660,193	353,273
Professional Fees	48,997	19,250	78,997	36,750
Depreciation	30,725	22,176	80,258	62,828

Total Expenses	533,256	244,630	1,456,648	692,765

Income from Operations	746,332	436,697	1,871,679	1,159,864

Other Income:
Interest Income	777	856	22,698	7,452
Rental Income	21,875	-	30,875	-

Income before Provision
for Income Taxes	768,984	437,553	1,925,252	1,167,316

Provision for Income Taxes	-	-	-	-

Net Income	768,984	437,553	1,925,252	1,167,316

Other Comprehensive Income
Currency Translation Gain	-	-	161,496	-

Comprehensive Income	$768,984	$437,553	$2,086,748	$1,167,316

Basic and Diluted
Earnings per Share	$0.01	$0.01	$0.03	$0.02

Weighted Average
Number of Shares	70,221,739	56,911,443	70,074,725	56,911,443

The accompanying notes are an integral part of these statements

ALONG MOBILE TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006 (Consolidated)	2005
Operating Activities
Net Income	$1,925,252	$1,167,316
Adjusted to Reconcile Net Income to Net Cash Provided by Operating Activities
Allowance for doubtful accounts	62,614	-
In-kind contribution	8,438	21,910
Amortization on Intangible Assets	101,631	90,579
Depreciation on Property and Equipment	80,258	62,828
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	47,211	(306)
Decrease in Inventories	22,719	273,257
Increase in Other Receivables and Prepayments	(2,362,774)	(1,236)
Increase (Decrease) in Accounts Payable	104	(2,291)
Increase in Other Payables and Accrued Liabilities	418,305	85,762
Increase in Value Added and Other Taxes Payable	4,502	205,789
Increase in Dividends Payable	-	6,329

Net Cash Provided by Operating Activities	308,260	1,909,937

Investing Activities
Acquisition of Intangible Assets	(625,000)	-
Decrease in Note Receivable	1,237,624	724,638
Purchase of Equipment	(1,987,500)	(55,487)

Net Cash (Used in) Provided by Investing Activities	(1,374,876)	669,151

Financing Activities

Dividends Paid	(309,406)	-

Net Cash Used in Financing Activities	(309,406)	-

Effect of Exchange Rates on Cash	64,828	106,588

Net (Decrease) Increase in Cash and Cash Equivalents	(1,311,194)	2,685,676

Cash and Cash Equivalents, Beginning of Period	6,476,651	4,025,402

Cash and Cash Equivalents, End of Period	$5,165,457	$6,711,078

Supplemental Information of Non-Cash Investing and Financing Activities:
In August 2006, the Company issued 600,000 shares of restricted common stock to a third party for partial settlement of a 20 years’ software license fee, having a fair value of $636,000.

The accompanying notes are an integral part of these statements

ALONG MOBILE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As of September 30, 2006)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and consolidated cash flows for the nine months ended September 30, 2006 and 2005. The consolidated results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company’s annual report on Form 10-KT as filed with the Securities and Exchange Commission.

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

AMT, Main Glory and Jialong are hereafter referred to as (“the Company”)

NOTE 3. PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 reflect the reverse acquisition and consolidated financial statements of AMT, Main Glory and its 100% owned subsidiary Jialong.

The accompanying unaudited condensed financial statements as of September 30, 2005 reflect the financial statements of Jialong only.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4. OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments at September 30, 2006 (unaudited) consisted of the following:

Advances to Staff	$4,318
Rental Deposits Paid	2,187,500
Purchase Deposits Paid	185,000
Prepayments	133
$2,376,951

NOTE 5. INTANGIBLE ASSETS

Intangible assets at September 30, 2006 (unaudited) consisted of the following:

Patent Rights	$1,207,729
Prepaid License Fees	1,261,000
Less: Accumulated Amortization	(351,027)
Intangible Assets, net	$2,117,702

The Company acquired $1,207,729 in patent rights from a third party in 2003.

Pursuant to an agreement entered into with a third party on August 20, 2006, the Company paid a license fee of $1,261,000 for the use of a software technology for 20 years, expiring on August 20, 2026. The fee was paid in cash of $625,000 and by issuance of 600,000 shares of restricted common stock having a fair value of $636,000.

The intangible assets of patent rights and prepaid license fees are stated at cost, less accumulated amortization and are amortized on a straight line basis over 10 years and 20 years respectively from the date of acquisition. Amortization expenses for the nine months ended September 30, 2006 and 2005 were $101,631 and $90,579, respectively.

The Directors consider no impairment loss on the fair value of the intangible assets for the nine months ended September 30, 2006 (unaudited) as the future cash flow of related products are sufficient to cover the fair value of intangible assets.

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2006 (unaudited) consisted of the following:

Other payables	$129,160
Accrued Statutory Staff Welfare and Salaries	341,606
Accrued Liabilities	44,000
Sublease Rental Deposits Received	437,500
$952,266

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments:

The Company occupies 100 spaces and 1,000 spaces of kiosks from third parties under operating leases which expire on April 12, 2007 and August 16, 2011 at monthly rentals of $15,000 and $62,500 respectively. Accordingly, for the nine months ended September 30, 2006 and 2005, the Company recognized rental expense for these spaces in the amount of $85,575 and $0 respectively.

As of September 30, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases, which are due as follows:

2007	$866,300
2008	750,000
2009	750,000
2010	750,000
2011	728,125
Total	$3,844,425

Pursuant to the agreement for the lease of 1,000 spaces of kiosks, the Company is required to pay a deposit of $2,500,000. As of September 30, 2006, $1,750,000 was paid and the Company has yet to pay $750,000.

The Company also subleases part of the 100 spaces of kiosks to a third party under an operating lease which expires on April 14, 2007 at a monthly rental $7,292. Accordingly, for the nine months ended September 30, 2006 and 2005, the Company recognized rental income for these spaces in the amount of $30,875 and $0 respectively.

As of September 30, 2006, the Company has future minimum lease rental income of $56,625 in 2007.

Purchase Commitments:

As of September 30, 2006, the Company has commitments under a contract for the purchase of equipment of $185,000.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock Issuances

In August 2006, the Company issued 600,000 shares of restricted common stock having a fair value of $636,000 for settlement of part of a license fee.

In-Kind Contribution

During the nine months ended September 30, 2006 and 2005, the Company recorded $8,438 and $21,910 respectively as contributed capital by a stockholder for the usage of office equipment and office spaces occupied.

NOTE 9. SEGMENTS

The Company operates in two reportable segments, Wireless Entertainment Applications and Hardware. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the nine months ended September 30, 2006 and 2005:

	Wireless Entertainment Applications	Hardware	Total
For the nine months ended September 30, 2006
Revenues	$3,767,002	$126,520	$3,893,522
Gross Profit	3,283,565	44,762	3,328,327
Total Assets	8,366,643	5,201,694	13,568,337
Additions to Long-lived Assets	3,248,500	-	3,248,500
Intangible Assets	2,117,702	-	2,117,702
Depreciation on Fixed Assets	80,258	-	80,258
Amortization on Intangible Assets	101,631	-	101,631

For the nine months ended September 30, 2005
Revenues	$1,825,749	$1,217,166	$3,042,915
Gross Profit	1,409,149	443,480	1,852,629
Total Assets	4,488,090	5,246,332	9,734,422
Additions to Long-lived Assets	55,487	-	55,487
Intangible Assets	956,119	-	956,119
Depreciation on Fixed Assets	62,828	-	62,828
Amortization on Intangible Assets	90,579	-	90,579

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company used certain office equipment and occupied spaces rented by a stockholder of the Company and recognized $25,313 and $21,910 as rental expenses for the nine months ended September 30, 2006 and 2005 respectively.

The office equipment was used and the spaces were occupied by the Company free of payment during the three months ended March 31, 2006 and the rental expenses of $8,438 was recorded as contributed capital by a stockholder. Commencing from April 2006, monthly rental of $2,813 was paid to the stockholder.

NOTE 11.  CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies and customers located in China.

The Company relied on three suppliers for approximately $29,500, $14,500 and $13,750 representing in aggregate 100% of purchases for the nine months ended September 30, 2006, and two suppliers for approximately $310,668 and $205,000 respectively representing in aggregate 59% and 39% of purchases for the nine months ended September 30, 2005. At September 30, 2006 and 2005, accounts payable to those suppliers totaled $2,134 and $0 respectively.

NOTE 12.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement No. 157 - Fair Value Measurements (Issued 09/06)

This statement is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

Statement No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS No. 87, 88, 106 and 132 (R)) (Issued 09/06)

This statement amends SFAS No. 87, 88, 106 and 132(R), to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended September 30, 2006 and September 30, 2005, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB.

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

Overview

ALONG MOBILE TECHOLOGIES, INC. (“AMT”, “we” or the “Company”) through its wholly owned subsidiary - Shaanxi Jialong Hi-Tech Incorporation Company (“Jialong”) is a mobile value-added services (“MVAS”) provider in the People’s Republic of China (the “PRC” or “China”). We design, produce, publish, manufacture, provide and distribute proprietary wireless entertainment applications such as ring-tones, games, images, videos and e-books (“Wireless Applications”) to our customers. In September 2003, we acquired patent rights for mobile games together with the exploit kits from a third party from which we expand our mobile games catalogue. We also design, produce and distribute portable digital hardware products such as MP3, MP4 and PMP’ s (“Hardware Products”) which, together with mobile communication devices manufactured and/or distributed by unaffiliated third party manufacturers and distributors of such products, may be used in conjunction with our proprietary Wireless Applications. Our Wireless Applications are intended to be downloaded by our customers on a fee-basis by means of our proprietary public downloading terminals (“Terminals”) which are installed by us in strategic locations such as shopping centers, universities, entertainment centers, cinemas, hotels, airports, restaurants and parks and additionally, through our customers access to and, use of, the Internet. The customers for our Wireless Applications include anyone in Greater China who has a mobile telephone or other personal digital assistant communications device. The customers for our Hardware Products are targeted throughout Greater China and these customers can purchase our Hardware Products through non-affiliated resellers and retailers located throughout China with whom we have established working agreements.

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

In the third quarter of 2006, we entered into several purchase contracts with Feiyang Industry & Trade Co. Ltd. (“Feiyang”) for the purchase of total 1000 downloading machines, which are principally used to expand our network coverage in the PRC. We estimated that our revenue in the next quarter would be increased by around 30% resulting from the purchase of the additional downloading machines.

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

Results of Operations

The following table compares our statement of operations data for the three and nine months ended September 30, 2006 and 2005. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors and which can vary from quarter to quarter.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006		% of increase/	2006		% of increase/
	(Consolidated)	2005	(decrease)	(Consolidated)	2005	(decrease)
Revenues	$3,893,522	$3,042,915	27.95%	$1,453,036	$1,082,001	34.29%
Cost of revenues	(565,195)	(1,190,286)	(52.52%)	(173,448)	(400,674)	(56.71%)
Gross margin	3,328,327	1,852,629	79.65%	1,279,588	681,327	87.81%
Selling and distribution expenses	637,200	239,914	165.60%	260,019	87,061	198.66%
General and administrative expenses	660,193	353,273	86.88%	193,515	116,143	66.62%
Professional fees	78,997	36,750	114.96%	48,997	19,250	154.53%
Depreciation and amortization	80,258	62,828	27.74%	30,725	22,176	38.55%
Other income	53,573	7,452	618.91%	22,652	856	2,546.26%
Income tax expense	-	-	-	-	-	-
Net income	1,925,252	1,167,316	64.93%	768,984	437,553	75.75%
Currency Translation	161,496	-	100.00%	-	-	-
Comprehensive income	2,086,748	1,167,316	78.76%	768,984	437,553	75.75%

Revenue, Cost of Revenue and Gross Profit Margin

Revenue increased by $850,607 from $3,042,915 for the nine months ended September 30, 2005 to $3,893,522 for the nine months ended September 30, 2006 and by $371,035 from $1,082,001 for the three months ended September 30, 2005 to $1,453,036 for the three months ended September 30, 2006.

The increase was mainly attributable to the increase in sales of our Wireless Applications products. In the third quarter of 2006, approximately 1,000 downloading terminals were installed and operated, making our total terminals to more than 1,800. We shall continue to install additional terminals in suitable locations in the north western part of the PRC. Another factor to the increase is our success in enhancing our brand awareness through marketing activities. Sales of Hardware products continue to decrease as the management decided to concentrate our efforts on Wireless Applications.

Revenue	For nine months ended September 30,			For three months ended September 30,
	2006		Increase/	2006		Increase/
Product	(Consolidated)	2005	(decrease)	(Consolidated)	2005	(decrease)

Wireless Entertainment Applications	$3,767,002	$1,825,749	$1,941,253	$1,447,032	$622,600	$824,432
Hardware	126,520	1,217,166	(1,090,646)	6,004	459,401	(453,397)

TOTAL	$3,893,522	$3,042,915	$850,607	$1,453,036	$1,082,001	$371,035

Cost of revenue decreased from $1,190,286 for the nine months ended September 30, 2005 to $565,195 for the nine months ended September 30, 2006 and from $400,674 for three months ended September 30, 2005 to $173,448 for the three months ended September 30, 2006.

The decrease in cost of revenue was mainly due to the decrease in purchases of Hardware products as we decided to cease certain Hardware Products business in the past quarters and in future.

Cost of revenue	For nine months ended September 30,			For three months ended September 30,
	2006		Increase/	2006		Increase/
Product	(Consolidated)	2005	(Decrease)	(Consolidated)	2005	(Decrease)

Wireless Entertainment Applications	$483,437	$416,600	$66,837	$169,645	$118,992	$50,653
Hardware	81,758	773,686	(691,928)	3,803	281,682	(277,879)

TOTAL	$565,195	$1,190,286	$(625,091)	$173,448	$400,674	$(227,226)

Our gross profit for the nine months ended September 30, 2006 was $3,328,327 with a substantial increase of $1,475,698 as compared with $1,852,629 for the nine months ended September 30, 2005. The gross profit increased from $681,327 for the three months ended September 30, 2005 to $1,279,588 for the three months ended September 30, 2006.

Our overall gross profit margin increased from 60.88% for the nine months ended September 30, 2005 to 85.48% for the nine months ended September 30, 2006 and from 62.97% for the three months ended September 30, 2005 to 88.06% for the three months ended September 30, 2006.

Our gross profit margin for Wireless Applications increased from 77.18% for the nine months ended September 30, 2005 to 87.17% for the nine months ended September 30, 2006 and from 80.89% for the three months ended September 30, 2005 to 88.28% for the three months ended September 30, 2006. The increase in gross profit margins is due to the success in controlling the increase of cost of revenue while increase in sales by installing more downloading terminals.

The gross profit margin for Hardware Products decreased slightly from 36.44% for the nine months ended September 30, 2005 to 35.38% for the nine months ended September 30, 2006 and from 38.68% for the three months ended September 30, 2005 to 36.66% for the three months ended September 30, 2006.

General and Administrative Expenses

General and Administrative expenses were $660,193 for the nine months ended September 30, 2006 with an increase of $306,920 from $353,273 for the nine months ended September 30, 2005. General and Administrative expenses increased from $116,143 for the three months ended September 30, 2005 to $193,515 for the three months ended September 30, 2006. The increase in general and administrative expenses was mainly due to the increase in operation expenses related to new business development. In August 2006, we had attended the Fourth Annual China Digital Entertainment Expo & Conference (ChinaJoy) in Shanghai. Costs related to the exhibition, product demonstration, traveling and promotional related expenses represented the majority of increase in general expenses for the third quarter of 2006. We anticipated that promotional related expenses could be steadily increased in accordance with our business plan and expansion. Nevertheless, the management still adopts a conservative approach and control to lower the increase of costs in relation to new business expansion.

Selling and Distribution Expenses

Selling and distribution expenses increased by $397,286 from $239,914 for the nine months ended September 30, 2005 to $637,200 for the nine months ended September 30, 2006 and by $172,958 from $87,061 for the three months ended September 30, 2005 to $260,019 for the three months ended September 30, 2006. The increase in our selling and distribution expenses was mainly due to the participation in the exhibition as mentioned above. During the third quarter of 2006, we also incurred rental expenses for the lease of kiosks where our downloading terminals are installed.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $5,165,457 as of September 30, 2006, which was decreased by $1,545,621 as compared to $6,711,078 as of September 30, 2005. The decrease in cash balance was mainly due to cash used for the operations from business expansion.

For the nine months ended September 30, 2006, our cash provided by operating activities amounted to $308,260 as compared to $1,909,937 for the nine months ended September 30, 2005. The decrease was mainly due to the rental deposit payments for renting kiosks to house our downloading terminals.

Working Capital

As of September 30, 2006, we had cash and cash equivalents of $5,165,457, other current assets of $2,446,811 and current liabilities of $1,644,714. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this capital expenditure through the issuance of debt or equity securities.

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

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exist at September 30, 2006.

Revenue recognition

The Company recognizes revenue from the sale of hardware and wireless entertainment applications.

Revenue is recognized from the sale of hardware upon delivery or shipment of the products, at the time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable. Revenue is recorded net of estimated provisions for returns, rebates and sales allowances.

Revenue from wireless entertainment applications download fees is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s mobile phone. Ring-tones and other features operate on the same basis. Revenue is recognized by delivery and acceptance of an application download to the end users. Where downloading terminals are owned by third parties, the Company reports to the owners of the downloading terminals the product and dollar amount of revenue earned and remits the agreed upon price for each download to the terminal owners. The Company records its revenue net of downloading terminals’ owners fees.

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

Employees
As of September 30, 2006, we had approximately 157 full-time and 26 part-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

Web Site Access to Our Periodic SEC Reports

Our corporate Internet address is http://www.Alonggame.com. We make available free of charge on or through our web site our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on AMT’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

Foreign Currency Exchange Rate Risk
The majority of our revenues derived and expenses and liabilities incurred are in Chinese Renminbi (“RMB”) with a relatively small amount in Hong Kong dollars (“HK$”) and the United States dollars (“US$” or “$”). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On September 15, 2006, the Company filed a Form SB-2 with the Commission. The Company registered 6,900,000 shares of Common Stock at a proposed maximum offering price of $1.175. This proposed maximum offering price is based on the average of the high and low prices for the Common Stock reported on the Pink Sheets on September 5, 2006 for the purpose of calculating the registration fee pursuant to Rule 457. The proposed maximum aggregate offering price should equal $8,107,500. For further information, please visit the EDGAR database website at http://www.sec.gov.

On August 16, 2006 the Company’s subsidiary, Jialong entered into a Cooperation Agreement with Shaanxi Shengtang Chuangyi Advertising & Consulting Co., Ltd. (“Shaanxi Shengtang”) for the purpose of renting 300 digital information kiosks (“kiosks”) for a period of 5 years, a copy of which is attached as an exhibit hereto. The financial obligations are as follows:

Jialong shall pay a rental deposit of RMB6,000,000 ($750,000) for the lease of 300 sets of kiosks to Shaanxi Shengtang on or before August 31, 2006.

The monthly rental of each kiosk is RMB500 ($62.50). Jialong shall pay for the previous month’s rental on or before the fifth day of each month to Shaanxi Shengtang.

On August 20, 2006 the Company’s subsidiary, Jialong entered into a Cooperation and Non-Patent License Contract with Beijing Flashow Media Co., Ltd. (“Beijing Flashow”), a copy of which is attached as an exhibit hereto. The Contract was for the granting of right to use the licensed technology - FLASHOW by Beijing Flashow to Jialong for 20 years. The license fee paid by Jialong to Beijing Flashow was RMB5,000,000 ($625,000) in cash together with issuance of 600,000 restricted shares of Common Stock of Along Mobile Technologies, Inc.

During September 2006 the Company’s subsidiary, Jialong entered into two Cooperation Agreements with Shaanxi Shengtang for the purpose of renting 700 kiosks for a period of 5 years, copies of which are attached as an exhibit hereto. The financial obligations are as follows:

Jialong shall pay rental deposits of RMB8,000,000 ($1,000,000) and RMB6,000,000 ($750,000) for the lease of 400 sets and 300 sets of kiosks to Shaanxi Shengtang on or before September 30, 2006 and October 31, 2006 respectively.

The monthly rental of each kiosk is RMB500 ($62.50). Jialong shall pay for the previous month’s rental on or before the fifth day of each month to Shaanxi Shengtang.

During August 2006 the Company’s subsidiary, Jialong entered into two Purchase Contracts with Feiyang Industry & Trade Co., Ltd. (“Feiyang”) for the purchase of 300 downloading machines at total consideration of RMB4,440,000 ($555,000), copies of which are attached as an exhibit hereto.

During September 2006 the Company’s subsidiary, Jialong entered into five Purchase Contracts with Feiyang for the purchase of a total of 900 downloading machines at total consideration of RMB13,320,000 ($1,665,000), copies of which are attached as an exhibit hereto.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
ALONG MOBILE TECHNOLOGIES, INC.

10.1	Cooperation Agreement dated August 16, 2006
10.2	Cooperation & Non-Patent License Contract dated August 20, 2006
10.3	Cooperation Agreement dated September 10, 2006
10.4	Cooperation Agreement dated September 30, 2006
10.5	Purchase Contract dated August 14, 2006
10.6	Purchase Contract dated August 25, 2006
10.7	Purchase Contract dated September 3, 2006
10.8	Purchase Contract dated September 10, 2006
10.9	Purchase Contract dated September 18, 2006
10.10	Purchase Contract dated September 25, 2006
10.11	Purchase Contract dated September 28, 2006
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALONG MOBILE TECHNOLOGIES, INC.
(Registrant)

Date: November 3, 2006	By:	/s/ Jianwei Li
Jianwei Li, President