Form 10-KT/A
period 2005-12-31
ALONG MOBILE TECHNOLOGIES INC
filed 2007-01-10
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment #1)

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

As of January 9, 2007, there were 70,600,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Along Mobile Technologies, Inc.
Annual Report on Form 10-KSB (Amendment #1)
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

▪
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

▪
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

▪
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

▪
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

▪
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

PRC Corporate Structure

Below are material wholly owned subsidiaries held by AMT in China:

▪	Main Glory Holdings Ltd., a Hong Kong Company (“Main Glory”)

▪	Shaanxi Jialong Hi-Tech Incorporated Company, a PRC Company (“Jialong”)

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

[Rest of the Page Intentionally Left Blank.]

Results of Operations for the years ended December 31, 2005 and 2004.

The following table sets forth selected statement of operations data as a percentage of revenues for the years indicated.

	Year Ended	Year Ended
	31-Dec-05	31-Dec-04

Revenues	100.00%	100.00%
Cost of revenues	ø32.77%÷	ø44.92%÷
Gross margin	67.23%	55.08%
Selling and distribution expenses	10.05%	10.07%
General and administrative expenses	11.84%	10.69%
Professional fees	2.88%	0.88%
Consultancy fees	25.98%	-
Depreciation and amortization	1.90%	2.11%
Interest income	0.40%	1.61%
Income tax expense	-	-
Net income	14.99%	32.93%
Currency Translation	2.79%	-
Comprehensive Income	17.78%	32.93%

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

Revenue composition	For the year ended December 31,
			Increase/
Product	2005	2004	(Decrease)

Wireless entertainment Applications	$3,207,397	$1,973,258	$1,234,139
Hardware	1,307,998	1,871,199	(563,201)

TOTAL	$4,515,395	$3,844,457	$670,938

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

Cost of revenue	For the year ended December 31,
			Increase/
Product	2005	2004	(Decrease)

Wireless entertainment Applications	$608,493	$766,498	$(158,005)
Hardware	871,087	960,373	(89,286)

TOTAL	$1,479,580	$1,726,871	$(247,291)

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

ALONG MOBILE TECHNOLOGIES, INC.
(formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)
BALANCE SHEETS

	Consolidated
	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$6,476,651	$4,025,402
Accounts Receivable, net	147,899	136,213
Inventories	54,505	307,888
Note Receivable	1,237,624	724,638
Other Receivables	14,177	4,873

Total Current Assets	7,930,856	5,199,014

Property and Equipment, net	1,866,865	1,897,307

Other Assets
Intangible Assets, net	925,925	1,046,698

Total Assets	$10,723,646	$8,143,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$10,377	$12,630
Other Payables and Accrued Liabilities	533,961	268,994
Value Added Tax Payable*	633,342	350,646
Other Taxes Payable	44,123	24,339
Accrued Dividends Payable	309,406	301,932

Total Liabilities	1,531,209	958,541

Stockholders' Equity
Common Stock ($0.001 par value, 200,000,000 shares authorized, 70,000,000 shares issued and outstanding as of December 31, 2005; 56,911,443 shares issued and outstanding as of December 31, 2004)	70,000	56,911
Additional Paid-in Capital	7,409,685	6,217,566
Retained Earnings
Unappropriated	1,188,360	808,846
Appropriated	547,895	250,620
Accumulated Other Comprehensive Loss	(23,503)	(149,465)

Total Stockholders' Equity	9,192,437	7,184,478

Total Liabilities and Stockholders' Equity	$10,723,646	$8,143,019

* - Value Added Tax Payable represents sales tax payable by the company in respect of its sales of wireless entertainment products and hardware products. The tax is charged at the rate of 6% of the sales.

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

ALONG MOBILE TECHNOLOGIES, INC. (formerly INTERNATIONAL SYNERGY HOLDING COMPANY, LTD.)

/s/ Jianwei Li
Jianwei Li, Chief Executive Officer
(Principal executive officer)

/s/ Zhen Wang
Zhen Wang, Chief Financial Officer
(Principal financial officer)

Dated: January 9, 2007

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on January 9, 2007.

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