Form 10KSB
period 2006-12-31
ALONG MOBILE TECHNOLOGIES INC
filed 2007-03-01
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006 to December 31, 2006
OR
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

State issuer’s revenues for its most recent fiscal year: $6,427,893

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2006, was approximately $17,018,531.75, based upon the closing price of $2.75 per share reported for such date on the PinkSheets.

As of March 1, 2007, there were 70,600,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Along Mobile Technologies, Inc.
Annual Report on Form 10-KSB
For Period January 1, 2006 - December 31, 2006

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

ITEM 1. Business

Overview

ALONG MOBILE TECHOLOGIES, INC. (“AMT”, “we” or the “Company”) is a mobile value-added services (“MVAS”) provider in the People’s Republic of China (the “PRC” or “China”). The Company designs, produces, publishes, manufactures, provides and distributes proprietary wireless entertainment applications such as ring-tones, games, images, videos and e-books (“Wireless Applications”) to its customers. The Company also designed, produced and distributed portable digital hardware products such as MP3, MP4 and PMP’ s (“Hardware Products”) which, together with mobile communication devices manufactured and/or distributed by unaffiliated third party manufacturers and distributors of such products, may be used in conjunction with the Company’s proprietary Wireless Applications, however the management of the company has decided to concentrate their efforts on Wireless Applications and cease certain Hardware Products business since 2005, and ceased all the hardware products business as of Dec. 31 2005. Our Wireless Applications are intended to be downloaded by our customers on a fee-basis by means of our proprietary public downloading terminals (“Terminals”) which are installed by us in strategic locations such as shopping centers, universities, entertainment centers, cinemas, hotels, airports, restaurants and parks and additionally, through our customers access to and, use of, the Internet. The customers for our Wireless Applications include anyone in Greater China who has a mobile telephone or other personal digital assistant communications device. In 2006, the management of the Company decided to transfer the position from mobile value-added services provider to a leading provider of mobile interactive entertainment platform services in China.

The Company was initially incorporated in the State of Nevada in 1994 as Merit Diversified International Incorporated. From 1994 through 2005, the Company’s name was changed several times beginning in 1994 to Allied Artists Entertainment Group, Inc., in 2001 to International Synergy Holding Company, Ltd., and we adopted our current name, Along Mobile Technologies, Inc. in December, 2005. Our world headquarter is located at No. 88, 9th Floor Western, Part of the 2nd South Ring Road, Xi’an City, Shaanxi Province, PRC. 710065. In November, 2005, the Company, then named International Synergy Holding Company, Ltd., (“ISYH”) acquired, as a wholly owned subsidiary, Main Glory Holdings, Ltd., a Hong Kong company (“Main Glory”). The acquisition of Main Glory as a wholly owned subsidiary of ISYH was accomplished through the use of a Stock Exchange Agreement wherein ISYH received one hundred percent (100%) of all of the issued and outstanding common shares of Main Glory in return for the issuance to the Main Glory shareholders and consultants to such shareholders of Sixty Three Million Eight Hundred Eleven Thousand Four Hundred and Forty Three, (63,811,443) shares of ISYH common stock. Prior to ISYH’s acquisition of Main Glory as a wholly owned subsidiary in November 2005, Main Glory consummated a Stock Exchange Agreement with Shaanxi Jialong Hi-Tech Incorporated Company, a company formed in the PRC in 2002, (“Jialong”) whereby, Jialong became a wholly owned subsidiary of Main Glory.

The Company’s goal is to enhance the value to its user base and thereby continue the expansion of its customer base throughout Greater China.  Through its efforts, the Company has established a significant scale and customer reach and has built a significant leadership position in the MVA market, more specific in achieving mobile interactive entertainment and serving its customers through its exclusive distribution platform in China. AMT continues to develop new products and build strategic partnerships to enhance its offerings and increase its customer base. These initiatives are designed to leverage AMT’s brand strength and expand its presence in the MVA industry in China.

Employees

As of December 31, 2006, we had approximately 156 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

We carry out our mobile value-added and other services as well as our administrative operations in China and U.S. The majority of our operations are in China, where we have offices in Xi’an City, Shaanxi Province, PRC. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

ITEM 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

From 2001 to December 20, 2005, our common stock has been traded on the PinkSheets under the symbol “ISYH.” On December 21, 2005 we received a new symbol “AGMB.” As of December 31, 2006, there were 1,571 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the PinkSheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

 Sales Price

	High	Low
Fiscal 2006
First Quarter	$0.80	$0.45
Second Quarter	$1.03	$0.70
Third Quarter	$1.38	$0.75
Fourth Quarter	$3.04	$1.10

Transitional Period (9/1/05 - 12/31/05)
September	$0.011	$0.011
October	$0.011	$0.011
November	$0.50	$0.011
December	$0.75	$0.75

Fiscal 2005
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.015
Third Quarter	$0.015	$0.01
Fourth Quarter	$0.02	$0.01

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the reporting period from January 1, 2006 to December 31, 2006.

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

Customer Focus. We are committed to maximizing our efforts to better understand those Wireless Applications, and Services required and desired by our customers and then delivering those same Wireless Applications, and Services to our customers in a simple, direct and economical fashion. We strive to offer customer-specific solutions, price competitive products that offer great functionality and quality, and world-class customer service that offers on-time product delivery and highly responsive support. We believe those companies that best service their customers with compelling value propositions that include the aforementioned elements hold a competitive advantage in efforts to grow their businesses.

Growing Sales. In the current environment of constrained capital spending by MVA’s, we believe that we must grow our market share to significantly grow our business. We are undertaking several initiatives in our efforts to gain market share. Specifically, we look to sell more of our current portfolio of Wireless Applications to our existing customers, introduce new products and services to our existing customers, and introduce the entire AMT product and services portfolio to new customers. The cornerstone of these initiatives is our commitment to focus on the needs and demands of our customers. We also are committed to the development and introduction of new products that have applications in our current markets and as adjacent markets

Lowering Cost Structure. We remain committed to lower our overall cost structure and be a low-cost industry leader. Over the next three years we want to work toward lowering our operating margin (exclusive of impairment, restructuring and acquisition-related charges, amortization of purchased intangibles and stock-based compensation expenses). To meet this goal we must contain costs.

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

Results of Operations for the years ended December 31, 2006 and 2005.

The following table sets forth selected statement of operations data as a percentage of revenues for the years indicated.

	Year Ended	Year Ended
	31-Dec-06	31-Dec-05

Revenues	100.00%	100.00%
Cost of revenues	20.36%	32.77%
Gross margin	79.64%	67.23%
Selling and distribution expenses	13.03%	10.05%
General and administrative expenses	14.01%	11.84%
Professional fees	1.67%	2.88%
Consultancy fees	-	25.98%
Depreciation	1.49%	1.90%
Interest income	0.37%	0.40%
Income tax expense	-	-
Net income	50.69%	14.99%

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues, Cost of Revenues and Gross Profit Margin

Revenues increased from $4,515,395 in fiscal year 2005 to $6,427,893 in fiscal year 2006. The increase was mainly attributable to the increase in sales of our Wireless Applications products where the fact that the network expansion of additional 1200 was accomplished in the third and fourth quarters in this year, consequently led a significant increase, although there was a significant decrease in sales of our Hardware products. Since 2007, the management of the Company has ceased all Hardware Products business.

Revenue composition	For the year ended December 31,		Increase/
Product	2006	2005	(Decrease)

Wireless entertainment Applications	$6,300,919	$3,207,397	$3,093,522
Hardware	126,974	1,307,998	(1,181,024)

TOTAL	$6,427,893	$4,515,395	$1,912,498

Cost of revenues decreased from $1,479,580 for the fiscal year ended December 31, 2005 to $1,308,468 for the fiscal year ended December 31, 2006. The decrease in cost of sales of our products was mainly due to the decrease in the cost of sales of our hardware products, where the management of the company has ceased all hardware products business since 2006.

Cost of revenue	For the year ended December 31,		Increase/
Product	2006	2005	(Decrease)

Wireless entertainment Applications	$1,226,349	$608,493	$617,856
Hardware	82,119	871,087	(788,968)

TOTAL	$1,308,468	$1,479,580	$(171,112)

Our gross profit for the year ended December 31, 2006 was $5,119,425, an increase of $2,083,610 as compared with $3,035,815 for the year ended December 31, 2005.

Our overall gross profit margin increased from 67.23% for fiscal year 2005 to 79.64% for fiscal year 2006. Our gross profit margin for Wireless Applications decreased slightly from 81.03% for fiscal year 2005 to 80.54% for fiscal year 2006 and for Hardware Products increased slightly from 33.40% for fiscal year 2005 to 35.33% for fiscal year 2006. We haven’t made any changes so far in this year after restructuring of our Research & Development Department in 2005 and maintained a constant gross profit margin for Wireless Applications for both fiscal years 2006 and 2005. The gross profit margin for Hardware Products increased since inventories were sold at higher prices than previous year.

General and Administrative Expenses

General and Administrative expenses were $ 900,655 for the year ended December 31, 2006 as compared to $ 534,530 for the year ended December 31, 2005. General and administrative expenses include directors’ expenses, printing, salaries and office expenses. The increase in general and administrative expenses was mainly due to the increase in the following expenses:

1.	Directors' expenses	:	These represent traveling and entertainment costs incurred by the directors

2.	Traveling expenses	:	We incurred large amount of traveling expenses in 2006 for our management to participate in some important conferences among cities in China.

3.	Office expenses	:	These include water and electricity and building management fees.

4.	Entertainment expenses	:	These reflect the increased entertainment expense incurred to meet our potential clients by our management.

5.	Research and development expenses	:	We increased the investment in R&D to develop diversified products and improve our products quality as well.

As a percentage of net sales, general and administration expenses were 14.01% and 11.84% in fiscal years 2006 and 2005 respectively and increased slightly.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $ 837,404 for the year ended December 31, 2006, an increase of $383,731 from $ 453,673 for the year ended December 31, 2005. Selling and distribution expenses include salaries, general travel, postage, and office expenses. The increase in our selling and distribution expenses in 2006 over 2005 was mainly due to the expansion of our Wireless Applications business which resulted in increase in traveling and entertainment expenses incurred by the sales personnel, also we incurred an increase in advertising expenses to promote and enhance our brand-awareness. Exhibition expenses incurred a large increase because of the exhibition we held in ChinaJoy in Shanghai, China this year. Postage expenses also increased as we incurred large amount of postage expenses in 2006 for delivery of gift items and our brochure to our potential and existing customers for promotion purposes. As a percentage of net sales, selling and distribution expenses were 13.03% and 10.05% in fiscal years 2006 and 2005 respectively and increased reasonably.

Professional Fees and Consultancy Fees

We incurred professional fees of $107,080 in 2006 for filing our normally forms to pursuant to SEC.

Other Income

We received interest income of $23,760 and $15,943 and rental income of $52,870 and $0 in fiscal years 2006 and 2005 respectively. The increase in interest income was due to cash generated from our daily operation in 2006 and deposits at banks increased. We received rental income from subleasing the spaces of some rented kiosks to third parties in 2006. No such rental arrangement was entered into in 2005.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $ 6,561,239 as of December 31, 2006 with an increase of $84,588 as compared with $ 6,476,651 as of December 31, 2005. The increase was principally attributable to the cash generated from our profitable operation.

For the year ended December 31, 2006, our cash provided by operating activities amounted to $1,938,257 as compared to $2,892,479 for the year ended December 31, 2005. The decrease was mainly due to the fact that we paid deposits of $2,693,598 for leasing 1200 downloading terminals to expand our network.  Moreover, we reduced our inventory level significantly from $54,505 as of December 31, 2005 to $23,422 as of December 31, 2006 so as to reserve our resources for the expansion of Wireless Applications business.

Net cash used in investing activities amounted to $1,756,560 in fiscal year 2006 as a result of payments to acquire property and equipment to expand our distribution network as well as payments to acquire intangible assets, and the repayments of note receivable.

Working Capital

As of December 31, 2006, we had cash and cash equivalents of $6,561,239, other current assets of $2,882,056 and current liabilities of $2,195,219. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the expansion and upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this expenditure through the issuance of debt or equity securities.

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

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment and intangible assets exist at December 31, 2006.

Revenue recognition

The Company recognizes revenue from the sale of hardware and wireless entertainment applications.

Revenue is recognized from the sale of hardware at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss. Revenue is recorded net of estimated provisions for returns, rebates and sales allowances.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on our financial position, as its currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions. The company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s consolidated financial statements.

ITEM 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Along Mobile Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Along Mobile Technologies, Inc. and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Along Mobile Technologies, Inc. and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

PKF
Certified Public Accountants
Hong Kong, China
February 9, 2007

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Along Mobile Technologies, Inc.
(Formerly International Synergy Holding Company, Ltd.) and Subsidiaries

We have audited the accompanying balance sheet of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) and subsidiaries as of December 31, 2005 (consolidated) and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 (consolidated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Along Mobile Technologies, Inc. (formerly International Synergy Holding Company, Ltd.) and subsidiaries, as of December 31, 2005 (consolidated), and the results of its operations and its cash flows for the years ended December 31, 2005 (consolidated), in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: June 26, 2006

ALONG MOBILE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$6,561,239	$6,476,651
Accounts receivable (net of allowance for doubtful accounts
of $382 in 2006, $Nil in 2005)	64,076	147,899
Inventories (Note 8)	32,421	54,505
Deposits paid (Note 9)	2,750,240	-
Note receivable	-	1,237,624
Other receivables (Note 10)	35,319	14,177

Total Current Assets	9,443,295	7,930,856
Property and equipment, net (Note 11)	4,186,065	1,866,865
Intangible assets, net (Note 12)	2,119,030	925,925

TOTAL ASSETS	$15,748,390	$10,723,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,726	$10,377
Receipt in advance	31,903	-
Deposits received (Note 13)	447,713	-
Other payables and accrued liabilities (Note 14)	752,729	533,961
Value added tax payable	788,602	633,342
Other taxes payable	163,546	44,123
Accrued dividends payable	-	309,406

TOTAL LIABILITIES	2,195,219	1,531,209

COMMITMENTS AND CONTINGENCIES (NOTE 15)	-	-

STOCKHOLDERS’ EQUITY

Common stock (Note 16)	70,600	70,000
Additional paid-in capital (Note 17)	8,045,085	7,409,685
Retained earnings	3,949,214	1,188,360
Statutory and other reserves (Note 19)	1,045,174	547,895
Accumulated other comprehensive income (loss) (Note 20)	443,098	(23,503)

TOTAL STOCKHOLDERS’ EQUITY	13,553,171	9,192,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,748,390	$10,723,646

See notes to consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Year ended December 31,
	2006	2005

Revenues (Note 3)	$6,427,893	$4,515,395
Cost of revenues	(1,308,468)	(1,479,580)

Gross profit	5,119,425	3,035,815

Operating expenses
Selling and distribution	837,404	453,673
General and administrative	900,655	534,530
Professional fees	107,080	130,000
Consultancy fees	-	1,173,000
Depreciation (Note 11)	95,616	85,929

Total expenses	1,940,755	2,377,132

Income before the following items and taxes	3,178,670	658,683
Interest income	23,759	18,106
Other income	55,832	-
Finance cost (Note 5)	(128)	-

Income before income taxes	3,258,133	676,789
Income taxes (Note 6)	-	-

Net income	$3,258,133	$676,789

Earnings per share - basic and diluted (Note 7)	$0.046	$0.012

Weighted average number of common stock outstanding	70,207,123	58,060,882

See notes to consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

						Accumulated
			Additional		Statutory	other
	Common stock		paid-in	Retained	and other	comprehensive
	No. of shares	Amount	capital	earnings	reserves	(loss) income	Total

Balance, January 1, 2005	56,911,443	$56,911	$6,217,566	$808,846	$250,620	$(149,465)	$7,184,478
Contribution by a stockholder	-	-	1,281	-	-	-	1,281
Stock issued in recapitalization	6,188,557	6,189	(6,189)	-	-	-	-
Issuance of common stock for services	6,900,000	6,900	1,166,100	-	-	-	1,173,000
In-kind contribution	-	-	30,927	-	-	-	30,927
Comprehensive income
Net income	-	-	-	676,789	-	-	676,789
Foreign currency translation
adjustments	-	-	-	-	-	125,962	125,962
Total comprehensive income							802,751
Appropriation to reserves		-	-	(297,275)	297,275	-	-

Balance, December 31, 2005	70,000,000	70,000	7,409,685	1,188,360	547,895	(23,503)	9,192,437
Issuance of common stock for
acquisition of an intangible asset	600,000	600	635,400	--	-	-	636,000
Comprehensive income
Net income	-	-	-	3,258,133	-	-	3,258,133
Foreign currency translation
adjustments	-	-	-	-	-	466,601	466,601
Total comprehensive income							3,724,734
Appropriation to reserves	-	-	-	(497,279)	497,279	-	-

Balance, December 31, 2006	70,600,000	$70,600	$8,045,085	$3,949,214	$1,045,174	$443,098	$13,553,171

See notes to consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended December 31,
	2006	2005

Cash flows from operating activities
Net income	$3,258,133	$676,789
Adjustments to reconcile net income to net cash
provided by operating activities:
In-kind contribution	-	30,927
Amortization on intangible assets	148,981	120,773
Depreciation on property and equipment	217,189	85,929
Issuance of common stock for services	-	1,173,000
Changes in operating assets and liabilities
Accounts receivable	86,961	(11,686)
Inventories	23,422	253,383
Deposits paid	(2,693,598)	-
Other receivables	(20,241)	(9,304)
Accounts payable	-	(2,253)
Receipt in advance	31,246	-
Deposits received	438,493	-
Other payables and accrued liabilities	200,924	264,967
Value added tax payable	131,234	282,696
Other taxes payable	115,513	19,784
Accrued dividends payable	-	7,474

Net cash flows provided by operating activities	1,938,257	2,892,479

Cash flows from investing activities
Payments to acquire property and equipment	(2,381,535)	(55,487)
Payments to acquire intangible assets	(627,861)	-
Repayments of note receivable	1,252,836	-
Increase in note receivable	-	(512,986)

Net cash flows used in investing activities	(1,756,560)	(568,473)

Cash flows from financing activities
Contribution by a stockholder	-	1,281
Dividend paid	(313,209)	-

Net cash flows (used in) provided by financing activities	(313,209)	1,281

Effect of foreign currency translation on cash and cash equivalents	216,100	125,962

Net increase in cash and cash equivalents	84,588	2,451,249

Cash and cash equivalents, beginning of year	6,476,651	4,025,402

Cash and cash equivalents, end of year	$6,561,239	$6,476,651

See notes to consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.    Corporation information

(a)
Along Mobile Technologies, Inc. (“AGMB” or the “Company”) was originally organized in the State of Utah in 1976 as Merit Diversified International, Inc. and subsequently reincorporated in the State of Nevada on August 9, 1994. Since its inception, AGMB has made several attempts to acquire and operate various businesses and has gone through several reorganizations and name changes.

On January 11, 2002, AGMB acquired 100% of the outstanding stock of AppleJuice Productions, Inc. (“AppleJuice”), a Michigan corporation founded on November 18, 1987. It was acquired for its name and connections in the entertainment industry to complement the intangible assets owned by the Company. On November 28, 2005, the Directors of AGMB resolved to spin-off one hundred percent of the common stock of AppleJuice to the Company’s stockholders on the basis of one share of common stock of the subsidiary for every one share of common stock of the Company held of record on November 27, 2005.

The Company currently has two wholly-owned subsidiaries, namely Main Glory Holdings Limited (“Main Glory”) and Shaanxi Jialong Hi-Tech Incorporated Company (“Jialong”).

Main Glory was incorporated in Hong Kong on July 13, 2005 as an investment holding company. Jialong was established as a joint stock company in the People’s Republic of China (the “PRC”) on December 28, 2000 with its principal place of business in Xian, Shaanxi Province, the PRC. Jialong is a mobile high-technology corporation in the PRC. It is principally engaged in producing and selling wireless entertainment applications including ring-tones, games, images and e-books services for mobile devices through its unique downloading terminals. Jialong is also engaged in the research, development and sale of hardware including routers, firewalls, downloading terminals, PMP, MP3 and MP4.

AGMB, Main Glory and Jialong are hereafter collectively referred to as the “Group”.

(b)
On November 23, 2005, the stockholders of Jialong entered into a definitive agreement with Main Glory in which they exchanged 100% of their ownership of Jialong for 100% of ownership in Main Glory. As both companies are under common management, the exchange of shares has been accounted for as a reorganization of entities and the financial statements of Main Glory have been prepared as if the reorganization had occurred retroactively.

On December 1, 2005, the Company changed its name from International Synergy Holding Company, Ltd. to Along Mobile Technologies, Inc. and acquired all the issued and outstanding shares of Main Glory by issuing 56,911,443 shares of its common stock to the stockholders of Main Glory and 6,900,000 shares of its common stock to a third party consultant under an exchange agreement.

The merger of AGMB and Main Glory was treated for accounting purposes as a capital transaction and recapitalization by Main Glory (“the accounting acquirer”) and re-organization by AGMB (“the accounting acquiree”). The 2005 consolidated financial statements of AGMB were prepared as if the re-organization had occurred retroactively. The consolidated balance sheet consisted of the net assets of the acquirer and acquiree at historical cost and the consolidated statement of operation included the operations of the acquirer for the year presented and the operations of the acquiree from the date of the merger.

2.    Description of business

The Company is a mobile value-added services (“MVAS”) provider in the PRC. The Company designs, produces, publishes, manufactures, provides and distributes proprietary wireless entertainment applications such as ring-tones, games images, videos and e-books (“Wireless Applications”) to its customers. The Company also designs and distributes portable digital hardware products such as MP3, MP4 and PMP’s (“Hardware Products”) which, together with mobile communication devices manufactured and/or distributed by unaffiliated third party manufacturers and distributors of such products, may be used in conjunction with the Company’s proprietary Wireless Applications. The Wireless Applications are intended to be downloaded by customers on a fee-basis by means of the Company’s proprietary public download terminals (“Terminals”) which are installed by the Company in strategic locations such as shopping centers, universities, entertainment centers, cinemas, hotels, airports, restaurants and parks and additionally, through the Company’s customers access to and, use of, the Internet. The customers for the Company’s Wireless Applications include anyone in Greater China who has a mobile telephone or other personal digital assistant communications devices. The customers for the Company’s Hardware Products are targeted throughout Greater China and these customers can purchase the Company’s Hardware Products through non-affiliated resellers and retailers located throughout China with whom the Company has established working agreements.

3.    Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts and other receivables. As of December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of accounts and other receivables.

During the reporting periods, no customers contributed 10% or more of the Company’s consolidated revenue.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2006, the cash and cash equivalents were denominated in the Renminbi (“RMB”) and are not freely convertible into foreign currencies.

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.

For the years ended December 31, 2006 and 2005, the Company did not have any obsolete inventories.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives. The principal annual rates are as follows:

Buildings	4%
Downloading terminals	20%
Furniture and equipment	20%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over 10 years or the terms of the licensing period from the date of acquisition.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Stock-based compensation

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation”. Under SFAS 123, equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue recognition

The Company recognizes revenue from the sale of hardware and wireless entertainment applications.

Revenue is recognized from the sale of hardware at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss. Revenue is recorded net of estimated provisions for returns, rebates and sales allowances.

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

Advertising and research and development expenses

Advertising, research and development, and other product-related costs are charged to expense as incurred.

Advertising expenses amounted to $119,949 and $157,290 for the years ended December 31, 2006 and 2005 respectively are included in selling and distribution costs.

Research and development expenses, which were charged to general and administrative expenses and cost of revenues, for the years ended December 31, 2006 and 2005 amounted to $129,487 and $538,373 respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income (loss) include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of AGMB is United States dollars (“US$”) while that of Main Glory and Jialong is RMB. RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income (loss), a component of stockholders’ equity. The exchange rates in effect at December 31, 2006 and 2005 were RMB1 for US$0.1279 and US$0.1238 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, deposits paid and received, and accounts and other payables approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between US$ and RMB. On July 21, 2005, the PRC government let the RMB fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 3% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company believes that its foreign currency exchange rate fluctuation risk is insignificant, especially if the PRC government continues to benchmark RMB against US$. The Company did not have any hedging activities during the reporting periods.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during reporting periods.

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on our financial position, as its currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions. The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s consolidated financial statements.

4.    Merger and reorganization

Pursuant to an exchange agreement that closed on December 1, 2005, AGMB exchanged 63,811,443 shares of common stock for all of the issued and outstanding shares of Main Glory. The acquisition of Main Glory by the Company was accounted for as a stock exchange reverse merger. AGMB is the surviving legal entity with Main Glory and its wholly-owned subsidiary Jialong as the historical consolidated accounting company whose financial statements are provided for reporting purposes.

AGMB has 6,188,557 shares of issued and outstanding common stock prior to the merger and then issued 56,911,443 shares in exchange for all of the issued and outstanding shares of Main Glory and issued 6,900,000 shares to a third party consultant. As of December 31, 2005, the Company had 70,000,000 shares of issued and outstanding common stock.

Following is the balance sheet of AGMB at the date of merger:

Assets:
Equipment	$-
Investment assets	-

Total assets	$-

Liabilities and stockholders’ equity:
Liabilities
Common stock	$6,189
Additional paid in capital	5,143,766
Retained earnings	(5,149,955)

Total liabilities and stockholders’ equity	$-

5.    Finance costs

	Year ended December 31,
	2006	2005

Bank charges	$128	$-

6.    Income taxes

AGMB is subject to the United States of America Tax law at tax rate of 34%. It has incurred net operating loss for income tax purposes in the years ended December 31, 2006 and 2005.

Main Glory is subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made as Main Glory has no operations except for holding the investment in Jialong since its incorporation.

Jialong is subject to PRC enterprise income tax which is computed according to the relevant laws and regulations in the PRC. Jialong, being registered as a software and hardware enterprise, is entitled to an income tax exemption in the first two years after it becomes profitable, being 2003 and 2004, and a 50% income tax reduction for the following three years, being 2005 to 2007.

On February 20, 2006, Jialong became a wholly-owed foreign enterprise under a reorganization plan and the Taxation Bureau of Xian City further approved its income tax exemption. The new arrangement of exemption began in the first two years after Jialong became profitable, being 2005 and 2006, and a 50% income tax reduction for the following three years, being 2007 to 2009.

The effective income tax differs from the United States statutory income tax rate of 34% as follows:

	Year ended December 31,
	2006	2005

Provision for income taxes at 34%	$1,107,765	$230,108
Non-deductible items for tax	27,585	8,503
Tax concessions	(532,367)	(298,646)
Tax rate differential	(639,390)	(367,515)
Valuation allowance	36,407	427,550

	$-	$-

Deferred tax asset as of December 31, 2006 and 2005 is composed of the following:

	As of December 31,
	2006	2005
United States
Tax losses	$463,957	$427,550
Valuation allowances	(463,957)	(427,550)

	$-	$-

AGMB has net operating loss carry forwards for income taxes amounting to approximately $1,364,600 and $1,257,500 as of December 31, 2006 and 2005 respectively. These losses are available to reduce future years’ taxable income and will expire, if not utilized, through 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided against the deferred tax asset.

7.    Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the years. The Company has no dilutive instruments and accordingly, the basic and diluted earnings per share are the same.

8.    Inventories

	As of December 31,
	2006	2005

Hardware products	$32,421	$54,505

9.    Deposits paid

Deposits paid represent the deposits made to third parties for the leasing of digital information kiosks (“Kiosks”), which provide the terminals for customers to download the entertainment applications.

10.    Other receivables

	As of December 31,
	2006	2005
Advances to staff	$8,479	$4,276
Interest receivable	-	9,901
Share of profit receivable from Beijing Flashow Media
Co., Ltd. (Note 10(a))	26,840	-

Total other receivables	$35,319	$14,177

(a)
On August 20, 2006, Jialong entered into a cooperation and non-patent license contract (the “Contract”) with Beijing Flashow Media Co., Ltd. (“Beijing Flashow”). The Contract is for the granting of right to use the licensed technology - FLASHOW by Beijing Flashow to Jialong for 20 years. Jialong is also entitled to share the profit generated by Beijing Flashow from FLASHOW on an agreed basis under the Contract.

The consideration payable by Jialong under the Contract was $654,438 (equivalent to RMB5,000,000) in cash together with the issuance of 600,000 shares of common stock by the Company. The prepaid license fee was recognized as an intangible asset at a value of $1,290,438 (Note 12), which represents the aggregate amount of cash paid and fair value of the common stocks issued which was determined by reference to the closing price of the Company’s common stock quoted on the Pinksheets at the date of issuance.

11.    Property and equipment, net

	As of December 31,
	2006	2005

Buildings	$2,174,608	$2,053,140
Furniture and equipment	57,563	55,487
Downloading terminals	2,431,615	-

	4,663,786	$2,108,627
Accumulated depreciation	(477,721)	(241,762)

Property and equipment, net	$4,186,065	$1,866,865

During the respective years, depreciation is included in:

	Year ended December 31,
	2006	2005

Cost of revenues	$121,573	$-
General and administrative expenses	95,616	85,929

	$217,189	$85,929

12.    Intangible assets

	As of December 31,
	2006	2005
Patent rights (Note 12(a))	$1,279,181	$1,207,729
Prepaid license fee (Note 12(b))	1,290,438	-

	2,569,619	1,207,729
Accumulated amortization	(450,589)	(281,804)

Intangible assets, net	$2,119,030	$925,925

(a)	The Company acquired the patent rights for downloadable games from a third party in 2003.

(b)	The prepaid license fee represents the consideration payable under the Contract with Beijing Flashow (Note 10(a)).

(c)	Amortization expenses for the years ended December 31, 2006 and 2005 were included in cost of revenues and amounted to $148,981 and $120,773 respectively.

(d)	The estimated amortization expenses for future periods are expected to be as follows:

	As of December 31,
	2006	2005
Year ending December 31,
2007	$192,440	$120,773
2008	192,440	120,773
2009	192,440	120,773
2010	192,440	120,773
2011	192,440	120,773
Thereafter	1,156,830	322,060

Total estimated amortization expenses	$2,119,030	$925,925

13.          Deposits received

Deposits received represent the deposit from an independent tenant for the subleasing of Kiosks (Note 9).

14.    Other payables and accrued liabilities

	As of December 31,
	2006	2005

Other payables	$5,756	$81,040
Accrued statutory staff welfare and salaries	464,658	302,802
Accrued liabilities	163,215	150,119
Accrued pension liabilities	119,100	-

Total other payables and accrued liabilities	$752,729	$533,961

15.    Commitments and contingencies

Operating lease commitment

(a)
The Company leases kiosks and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2011. All leases are on fixed rental basis and none of them include contingent rentals. Minimum future commitments payable under these agreements as of December 31, 2006 are as follows:

Year ending December 31,

2007	$1,009,274
2008	924,464
2009	921,011
2010	921,011
2011	660,688

$4,436,448

Rental expenses were $358,877 and $32,648 for the years ended December 31, 2006 and 2005 respectively.

The Company is required to pay a deposit of $3,517,749 (equivalent to RMB27,500,000) under the agreement for the leasing of Kiosks. As of December 31, 2006, $2,750,240 had been paid (Note 9) and there was an outstanding payable of $767,509.

(b)
The Company subleases the spaces of some Kiosks to a third party under an operating lease arrangement that will expire on April 14, 2007. The monthly rental is $7,462 and the rental income were $52,870 for the year ended December 31, 2006. No such rental arrangement was entered into in 2005.

16.    Common stock

	No. of shares	Amount
Authorized :-

Common stock at USD0.001 par value	200,000,000	$200,000

Issued and outstanding :-

At January 1, 2005	56,911,443	$56,911
Common stock issued for recapitalization	6,188,557	6,189
Issuance of common stock for services	6,900,000	6,900

At December 31, 2005	70,000,000	70,000
Common stock issued for acquisition of an
intangible asset (Note 10(a))	600,000	600

At December 31, 2006	70,600,000	$70,600

17.    Additional paid-in capital

Included in additional paid-in capital is an amount of USD635,400 which represents the excess of the aggregate fair value of the Company’s common stock issued for the acquisition of an intangible assets (Note 10(a)) over the aggregate par value of common stock issued.

The aforementioned fair value is determined by reference to the closing price of the Company’s common stock quoted on the Pinksheets at the date of issuance.

18.    In-kind contribution

During the year ended December 31, 2005, the Company recorded $30,927 as contributed capital by a stockholder for the usage of office equipment and office spaces occupied. There was no in-kind contribution for the year ended December 31, 2006.

19.    Statutory and other reserves

(a)	The statutory and other reserves comprised statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve of the Company’s subsidiary in the PRC.

Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary is required to appropriate 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

Statutory public welfare fund

The subsidiary appropriates 5% of its net income reported under the PRC statutory accounts to statutory public welfare fund. The statutory public welfare fund can only be utilized on capital items for the collective benefits of the subsidiary’s employees such as construction of canteen and other staff welfare facilities. Title of these capital items will remain with the subsidiary. This fund is non-distributable other than in liquidation.

Statutory public welfare fund is transferred out to discretionary surplus reserve upon utilization for the collective benefits of the employees.

Discretionary surplus reserve

The appropriation of net income reported under the PRC statutory accounts to the discretionary surplus reserve and the utilization of this reserve are made and determined in accordance with the recommendation of the board of directors and are subject to stockholders’ approval at their general meeting.

(b)
During the years ended December 31, 2006 and 2005, the Company’s PRC subsidiary appropriated in aggregate $497,279 and $297,275 respectively to the statutory surplus and statutory public reserve funds based on its net income reported under the PRC statutory accounts.

20.    Accumulated other comprehensive income (loss)

The accumulated other comprehensive income (loss) consists of foreign currency translation adjustments as follows:

Foreign
currency
translation
adjustments

Balance, January 1, 2005	$(149,465)
Foreign currency translation adjustments	125,962

Balance, December 31, 2005	(23,503)
Foreign currency translation adjustments	466,601

Balance, December 31, 2006	$443,098

21.    Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $119,100 and $Nil for the years ended December 31, 2006 and 2005 respectively.

22.    Supplemental cash flow information

	Year ended December 31,
	2006	2005

Interest paid	$-	$-
Income taxes paid	-	-

Other than the above-mentioned information, during the year ended December 31, 2006, the Company issued a total of 600,000 shares of its common stock to partly settle the acquisition of an intangible asset (Note 10(a)).

During the year ended December 31, 2005, the Company issued 56,911,443 shares of restricted common stock for all the issued and outstanding shares of Main Glory and 6,900,000 shares of restricted common stock to a third party consultant.

23.    Related parties transactions

Apart from the information disclosed elsewhere in the consolidated financial statement, the Company had no material transactions with its related parties during the year ended December 31, 2006.

During the year ended December 31, 2005, the Company used certain office equipment and occupied spaces rented by a stockholder of the Company totaling a fair value of $30,927 (Note 18).

24.    Segment information

The Company operates in two reportable segment, Wireless Entertainment Applications and Hardware. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2006 and 2005:

	Wireless Entertainment Applications		Hardware		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2006	2005	2006	2005	2006	2005

Revenues	$6,300,919	$3,207,397	$126,974	$1,307,998	$6,427,893	$4,515,395
Gross profit	5,074,570	2,598,904	44,855	436,911	5,119,425	3,035,815
Interest income	1,857	5,971	21,902	12,135	23,759	18,106
Depreciation on property and
equipment	217,189	85,929	-	-	217,189	85,929
Amortization on intangible assets	148,981	120,773	-	-	148,981	120,773
Segment profit	3,326,343	1,743,595	38,870	190,694	3,365,213	1,934,289
Total assets	11,635,769	5,192,989	4,112,621	5,530,657	15,748,390	10,723,646
Expenditure for segment assets	$3,722,053	$55,487	$-	$-	$3,722,053	$55,487

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2006	2005

Total consolidated revenue	$6,427,893	$4,515,395

Total income for reportable segments	$3,365,213	$1,934,289
Unallocated amounts relating to operations:
Consultancy fee	-	(1,173,000)
Professional fees	(107,080)	(84,500)

Income before income taxes	$3,258,133	$676,789

	As of December 31,
	2006	2005
Assets

Total assets for reportable segments	$15,748,390	$10,723,646

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

25.    Comparative amounts

Certain amounts included in prior years’ consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

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

Our directors and officers, as of December 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of December 31, 2006.

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

(b) Reports on Form 8-K.

The Company filed a Form 8-K with the Commission on November 9, 2006 discussing the change in independent accountants from Jimmy C.H. Cheung & Co. to PKF Hong Kong.

The Company filed a Form 8-K with the Commission on June 26, 2006 discussing the change in independent accountants from Child, Van Wagoner & Bradshaw PLLC to Jimmy C.H. Cheung & Co.

The Company filed a Form 8-K with the Commission on June 22, 2006 discussing the change in its fiscal year end from August 31 to December 31.

The Company filed a Form 8-K/A with the Commission on April 4, 2006 restating the following from the Form 8-K originally filed with the Commission on November 30, 2005 discussing the spin-off of the 100 percent of Apple Juice Productions, Inc.; restating the following from the Form 8-K originally filed with the Commission on December 2, 2005 discussing the entering into an Exchange Agreement; the change in control of the Registrant pursuant to the Exchange Agreement; the departure of certain directors and election of certain directors; the name change from International Synergy Holding Company, Ltd. to Along Mobile Technologies, Inc.; change in Registrant’s status as a shell company; a business overview; press release and pro forma financial statements; restating the following from the Form 8-K originally filed with the Commission on March 28, 2006 discussing the change in independent accountants.

The Company filed a Form 8-K with the Commission on March 28, 2006 discussing the change in independent accountants from Andrew Smith to Child, Van Wagoner & Bradshaw PLLC.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by the accounting firm of Jimmy C.H. Cheung & Co. (“Cheung”) and PKF for professional services rendered for the year ended December 31, 2006:

For the year ended December 31, 2006
Service	Cheung	PKF

Audit Fees	$10,000	$55,000

Quarter review fee	$-	$-

Audit Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

TOTAL	$10,000	$55,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by Cheung and PKF in connection with our statutory and regulatory filings or engagements.

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

All other fees consist of the aggregate fees billed for products and services not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Board of Directors is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of our Board of Directors with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to Cheung and PKF were pre-approved by our Board of Directors.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Cheung or PKF. Furthermore, no work of Cheung and PKF with respect to their services rendered to us was performed by anyone other than Cheung and PKF.

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

/s/ Jianwei Li
Jianwei Li, Chief Executive Officer (Principal executive officer)

/s/ Zhen Wang
Zhen Wang, Chief Financial Officer (Principal financial officer)

Dated: March 1, 2007

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on March 1, 2007.

Each person whose signature appears below constitutes and appoints Jianwei Li as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Jianwei Li	Chief Executive Officer (Principal executive officer) and
Jianwei Li	Director

/s/ Zhen Wang	Chief Financial Officer and Director
Zhen Wang

/s/ Yeru Gao	Chief Operations Officer and Director
Yeru Gao