Form 10QSB
period 2007-03-31
ALONG MOBILE TECHNOLOGIES INC
filed 2007-05-14
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

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
Yes√      No ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes ྑ   No √

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 4, 2007 was 70,600,000 shares, all of one class of $0.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ྑ   No √

ALONG MOBILE TECHNOLOGIES, INC.
FORM 10-QSB
Quarter Ended March 31, 2007

PART 1: FINANCIAL INFORMATION

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,830,560	$6,561,239
Accounts receivable (net of allowance for doubtful accounts of $386 in 2007, $382 in 2006)	58,070	64,076
Inventories (Note 7)	64,407	32,421
Deposits paid (Note 8)	3,552,558	2,750,240
Prepayment	795,127	-
Other receivables	119,452	35,319

Total Current Assets	11,420,174	9,443,295
Property and equipment, net (Note 9)	4,080,057	4,186,065
Intangible assets, net (Note 10)	2,091,413	2,119,030

TOTAL ASSETS	$17,591,644	$15,748,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,832	$10,726
Receipt in advance	3	31,903
Deposits received	452,144	447,713
Other payables and accrued liabilities (Note 11)	772,281	752,729
Value added tax payable	952,272	788,602
Other taxes payable	203,831	163,546
Income tax payable	113,735	-

TOTAL LIABILITIES	2,505,098	2,195,219

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock: par value of $0.001 per share	70,600	70,600
Authorized 200,000,000 shares in 2007 and 2006; issued and outstanding 70,600,000 shares in 2007 and 2006
Additional paid-in capital	8,045,085	8,045,085
Retained earnings	5,159,806	3,949,214
Statutory and other reserves	1,226,814	1,045,174
Accumulated other comprehensive income	584,241	443,098

TOTAL STOCKHOLDERS’ EQUITY	15,086,546	13,553,171

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,591,644	$15,748,390

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2007	2006

Revenues	$2,744,680	$1,296,159
Cost of revenues	(670,141)	(209,763)

Gross profit	2,074,539	1,086,396

Operating expenses
Selling and distribution	250,831	183,819
General and administrative	312,254	181,803
Professional fees	5,000	7,000
Depreciation	24,709	23,850

Total expenses	592,794	396,472

Income before the following items and taxes	1,481,745	689,924
Interest income	1,258	20,919
Other income	22,519	-

Income before income taxes	1,505,522	710,843
Income taxes (Note 5)	(113,289)	-

Net income	$1,392,233	$710,843

Earnings per share - basic and diluted (Note 5)	$0.020	$0.012

Weighted average number of common stock outstanding	70,600,000	61,288,197

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2007	2006

Cash flows from operating activities
Net income	$1,392,233	$710,843
Adjustments to reconcile net income to net cash provided by operating activities:
In-kind contribution	-	8,438
Amortization on intangible assets	48,396	31,250
Depreciation on property and equipment	146,854	23,850
Changes in operating assets and liabilities
Accounts receivable	6,614	85,285
Inventories	(31,541)	(6,491)
Deposits paid	(772,066)	-
Prepayment	(792,010)	-
Other receivables	(83,455)	9,858
Accounts payable	-	104
Receipt in advance	(32,089)	-
Other payables and accrued liabilities	13,599	(5,582)
Value added tax payable	155,255	84,098
Other taxes payable	38,515	6,098
Income tax payable	113,289	-

Net cash flows provided by operating activities	203,594	947,751

Cash flows from investing activities
Decrease in note receivable	-	1,237,624

Net cash flows provided by investing activities	-	1,237,624

Effect of foreign currency translation on cash and cash equivalents	65,727	67,922

Net increase in cash and cash equivalents	269,321	2,253,297

Cash and cash equivalents, beginning of period	6,561,239	6,476,651

Cash and cash equivalents, end of period	$6,830,560	$8,729,948

Supplemental cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
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

The merger of AGMB and Main Glory was treated for accounting purposes as a capital transaction and recapitalization by Main Glory and re-organization by AGMB. The consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of the consolidated financial statements of Main Glory. The comparative figures are those of Main Glory.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

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

3.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on March 1, 2007.

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

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

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

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods.

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

Revenue from wireless entertainment applications download fees is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s mobile phone. Ring-tones and other features operate on the same basis. Revenue is recognized by delivery and acceptance of an application download to the end user. The Company reports to the owners of the downloading terminals the product and dollar amount of revenue earned and remits the agreed upon price for each download to the terminal owners. The Company records its revenue, net of downloading terminals’ owners fees.

Recently issued accounting standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 does not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

4.	Income taxes

Income taxes are calculated at 7.5% on the estimated assessable profits of the subsidiary operating in the PRC.

5.	Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods. The Company has no dilutive instruments and accordingly, the basic and diluted earnings per share are the same.

6.	Comprehensive income

	Three months ended March 31, (Unaudited)
	2007	2006

Net income	$1,392,233	$710,843
Foreign currency translation adjustments	141,143	161,496

Total comprehensive income	$1,533,376	$872,339

7.	Inventories

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Hardware products	$14,768	$32,421
Consumables	49,639	-

	$64,407	$32,421

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

8.	Deposits paid

Deposits paid represent the deposits made to third parties for the leasing of digital information kiosks (“Kiosks”), which provide the terminals for customers to download the entertainment applications.

9.	Property and equipment, net

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Buildings	$2,196,127	$2,174,608
Furniture and equipment	58,133	57,563
Downloading terminals	2,455,677	2,431,615

	4,709,937	4,663,786
Accumulated depreciation	(629,880)	(477,721)

Property and equipment, net	4,080,057	$4,186,065

10.	Intangible assets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Patent rights	$1,291,839	$1,279,181
Prepaid license fee	1,303,208	1,290,438

	2,595,047	2,569,619
Accumulated amortization	(503,634)	(450,589)

Intangible assets, net	2,091,413	$2,119,030

11.	Other payables and accrued liabilities

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Other payables	$5,814	$5,756
Accrued statutory staff welfare and salaries	421,553	464,658
Accrued liabilities	194,263	163,215
Accrued pension liabilities	150,651	119,100

Total other payables and accrued liabilities	$772,281	$752,729

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

12. Commitments and contingencies

Operating lease commitment

The Company leases kiosks and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2011. All leases are on fixed rental basis and none of them include contingent rentals. Minimum future commitments payable under these agreements as of March 31, 2007 was $5,866,815.

Capital commitment

The Company entered into 4 agreements with certain vendors for the acquisition of 2,000 sets of downloading terminals. As of March 31, 2007, there was an outstanding contractual commitment of $3,059,076 relating to the aforementioned acquisition of downloading terminals.

13. Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $30,253 and $Nil for the three month periods ended March 31, 2007 and 2006 respectively.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

14. Segment information

The Company operates in two reportable segment, Wireless Entertainment Applications and Hardware. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information:

	Wireless Entertainment Applications		Hardware		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$2,717,612	$1,214,606	$27,068	$81,553	$2,744,680	$1,296,159
Segment profit	1,505,006	704,587	5,516	8,256	1,510,522	712,843

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$17,469,167	$11,635,769	$122,477	$4,112,621	$17,591,644	$15,748,390

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(Stated in US Dollars)

14. Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31, (Unaudited)
	2007	2006

Total consolidated revenue	$2,744,680	$1,296,159

Total income for reportable segments	$1,510,522	$712,843
Unallocated amounts relating to operations:
Professional fees	(5,000)	(2,000)

Income before income taxes	$1,505,522	$710,843

No reconciliation for assets is provided as there are no intersegment transactions and unallocated amounts relating to corporate operations and any other adjustments to determine the segment assets.

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended March 31, 2007 and March 31, 2006, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-KSB.

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

The Company is currently working to file the appropriate documents to be listed on the American Stock Exchange (“AMEX”). No assurance can be given that such listing will be approved.

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

We own and control our own studios and development center where we are constantly engaged in the research and development of the refinement and expansion of our product lines and services as well as the concepts embodied and required for the building and growing of our controlled distribution network. We are working to implement a growth strategy around expanding product and service lines and our controlled network infrastructure that includes the following key elements:

●	a heightened focus on the needs of our customer, delivering customer-specific solutions, high quality products and world-class customer service;

●	sales growth through market share gains, new products introductions and expansion into adjacent and related markets;

●
development of new sales channels and market opportunities through the use of partnerships and alliances with other application, service and equipment vendors, distributors, resellers and systems integrators;

●	lowering our cost structure through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

●	applications, products and services portfolio additions and enhancements through both strategic acquisitions and our own research and development process.

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

Growing Sales. In the current environment of constrained capital spending by MVA’s, we believe that we must grow our market share to significantly grow our business. We are undertaking several initiatives in our efforts to gain market share. Specifically, we look to sell more of our current portfolio of Wireless Applications to our existing customers, introduce new products and services to our existing customers, and introduce the entire AMT product and services portfolio to new customers. The cornerstone of these initiatives is our commitment to focus on the needs and demands of our customers. We also are committed to the development and introduction of new products that have applications in our current markets and as adjacent markets.

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

Results of Operations

The following table compares our statement of operations data for the three months ended March 31, 2007 and 2006. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors and which can vary from quarter to quarter.

	Three Months Ended March 31,
	2007	2006	% of increase/
	(Consolidated)	(Consolidated)	(decrease)

Revenues	$2,744,680	$1,296,159	111.75%
Cost of revenues	670,141	209,763	219.48%
Gross margin	2,074,539	1,086,396	90.96%
Selling and distribution expenses	250,831	183,819	36.46%
General and administrative expenses	312,254	181,803	71.75%
Professional fees	5,000	7,000	ø28.57%÷
Depreciation and amortization	24,709	23,850	3.60%
Other income	23,777	20,919	13.66%
Income tax expense	113,289	-	100%
Net income	1,392,233	710,843	95.86%

Revenue, Cost of Revenue and Gross Profit Margin

Revenue increased by $1,448,521 from $1,296,159 for the three months ended March 31, 2006 to $2,744,680 for the three months ended March 31, 2007.

The increase was mainly attributable to the increase in sales of our Wireless Applications products. By the first quarter of 2007, approximately 2,000 downloading terminals were installed and operated in total. We shall continue to install additional terminals in suitable locations in the eastern-oriented part of the PRC. Another factor to the increase is our success in enhancing our brand awareness through marketing activities. Sales of Hardware products continue to decrease as the management decided to concentrate our efforts on Wireless Applications.

Revenue	For three months ended March 31,
Product	2007 (Consolidated)	2006	Increase/ (decrease)

Wireless Entertainment Applications	$2,717,612	$1,214,606	$1,503,006
Hardware	27,068	81,553	(54,485)

TOTAL	$2,744,680	$1,296,159	$1,448,521

Cost of revenue increased from $209,763 for the three months ended March 31, 2006 to $670,141 for the three months ended March 31, 2007.

The increase in cost of revenue was mainly due to the increase in sale of wireless entertainment applications as we expanded our downloading terminals network rapidly in the past year.

Cost of revenue	For three months ended March 31,
Product	2007 (Consolidated)	2006	Increase/ (Decrease)

Wireless Entertainment Applications	$652,238	$157,907	$494,331
Hardware	17,903	51,856	(33,953)

TOTAL	$670,141	$209,763	$460,378

Our gross profit for the three months ended March 31, 2007 was $2,074,539 with a substantial increase of $988,143 as compared with $1,086,396 for the three months ended March 31, 2006.

Our overall gross profit margin decreased from 83.82% for the three months ended March 31, 2006 to 75.58% for the three months ended March 31, 2007.

Our gross profit margin for Wireless Applications decreased from 87% for the three months ended March 31, 2006 to 76% for the three months ended March 31, 2007. The decrease in gross profit margins is primarily due to the rental expenses for information stations as well as the depreciation of our downloading terminals network.

The gross profit margin for Hardware Products decreased slightly from 36.41% for the three months ended March 31, 2006 to 33.86% for the three months ended March 31, 2007.

General and Administrative Expenses

General and Administrative expenses were $312,254 for the three months ended March 31, 2007 with an increase of $130,451 from $181,803 for the three months ended March 31, 2007. The increase in general and administrative expenses was mainly due to the increase in operation expenses related to new business development as we incurred much more R&D expenses in this quarter. In January 2007, we had attended the 2007 International CES in Las Vegas, costs related to the exhibition, and traveling increased accordingly in the first quarter of 2007. Additionally, we incurred a lot of lawyer fees in this quarter to make necessary documentations like documentations of forming up corporate governance to meet the listing requirements of the AMEX. We anticipated that promotional related expenses would be steadily increased in accordance with our business plan and expansion. Nevertheless, the management still adopts a conservative approach and control to lower the increase of costs in relation to new business expansion.

Selling and Distribution Expenses

Selling and distribution expenses increased by $67,012 from $183,819 for the three months ended March 31, 2006 to $250,831 for the three months ended March 31, 2007. The increase in our selling and distribution expenses was mainly due to the traveling and participation in the exhibition as mentioned above, as well as the increased advertising expenses during the first quarter of 2007. We also incurred a lot of postage in this quarter to post some documentations to our lawyers, auditors and clients.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $6,830,560 as of March 31, 2007, which was increased by $269,321 as compared to $6,561,239 as of March 31, 2006. The increase in cash balance was mainly due to cash generated by operations from business expansion.

For the three months ended March 31, 2007, our cash provided by operating activities amounted to $203,594 as compared to $947,751 for the three months ended March 31, 2006. The decrease was mainly due to the rental deposit and prepayments for renting kiosks to house our downloading terminals.

Working Capital

As of March 31, 2007, we had cash and cash equivalents of $6,830,560, other current assets of $4,589,614 and current liabilities of $2,505,098. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this capital expenditure through the issuance of debt or equity securities.

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

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exist at March 31, 2007.

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

Employees

As of March 31, 2007, we had approximately 159 full-time and 26 part-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS
OF
ALONG MOBILE TECHNOLOGIES, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALONG MOBILE TECHNOLOGIES, INC. (Registrant)

Date: May 14, 2007	By:	/s/ Jianwei Li
Jianwei Li, President