Form 10QSB
period 2007-06-30
ALONG MOBILE TECHNOLOGIES INC
filed 2007-08-14
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

-OR-

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-12423

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 8, 2007 was 70,600,000 shares, all of one class of $0.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ྑ   No √

ALONG MOBILE TECHNOLOGIES, INC.
FORM 10-QSB
Quarter Ended June 30, 2007

PART 1: FINANCIAL INFORMATION

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,008,581	$6,561,239
Accounts receivable (net of allowance for doubtful accounts
of $386 in 2007, $382 in 2006)	58,954	64,076
Inventories (Note 7)	54,677	32,421
Deposits paid (Note 8)	3,606,652	2,750,240
Prepayment	25,574	-
Other receivables	57,281	35,319

Total Current Assets	8,811,719	9,443,295
Property and equipment, net (Note 9)	8,172,977	4,186,065
Intangible assets, net (Note 10)	2,073,932	2,119,030

TOTAL ASSETS	$19,058,628	$15,748,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,997	$10,726
Receipt in advance	-	31,903
Deposits received	459,028	447,713
Other payables and accrued liabilities (Note 11)	717,574	752,729
Value added tax payable	721,336	788,602
Other taxes payable	210,114	163,546
Income tax payable	227,617	-

TOTAL LIABILITIES	2,346,666	2,195,219

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock: par value of $0.001 per share	70,600	70,600
Authorized 200,000,000 shares in 2007 and 2006; issued and
outstanding 70,600,000 shares in 2007 and 2006
Additional paid-in capital	8,045,085	8,045,085
Retained earnings	6,365,157	3,949,214
Statutory and other reserves	1,405,155	1,045,174
Accumulated other comprehensive income	825,965	443,098

TOTAL STOCKHOLDERS’ EQUITY	16,711,962	13,553,171

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,058,628	$15,748,390

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006

Revenues	$2,652,506	$1,144,327	$5,397,186	2,440,486
Cost of revenues	(713,084)	(181,984)	(1,383,225)	(391,747)

Gross profit	1,939,422	962,343	4,013,961	2,048,739

Operating expenses
Selling and distribution	284,052	193,362	534,883	377,181
General and administrative	406,206	284,875	718,460	466,678
Professional fees	5,000	23,000	10,000	30,000
Depreciation	28,280	25,683	52,989	49,533

Total expenses	723,538	526,920	1,316,332	923,392

Operating income	1,215,884	435,423	2,697,629	1,125,347
Interest income	1,000	1,002	2,258	21,921
Other income	278,038	9,000	300,557	9,000

Income before income taxes	1,494,922	445,425	3,000,444	1,156,268
Income taxes (Note 4)	(111,231)	-	(224,520)	-

Net income	$1,383,691	$445,425	$2,775,924	$1,156,268

Earnings per share
- Basic and diluted (Note 5)	$0.020	$0.006	$0.039	$0.017

Weighted average number of common
stock outstanding	70,600,000	70,000,000	70,600,000	70,000,000

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2007	2006

Cash flows from operating activities
Net income	$2,775,924	$1,156,268
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts	-	62,614
In-kind contribution	-	8,438
Amortization on intangible assets	97,309	62,500
Depreciation on property and equipment	376,882	49,533
Gain on disposal of property and equipment	(255,278)	-
Changes in operating assets and liabilities
Accounts receivable	6,649	85,285
Inventories	(21,145)	18,864
Deposits paid	(776,198)	-
Prepayment	(25,226)	-
Other receivables	(20,782)	(348,891)
Accounts payable	-	104
Receipt in advance	(32,261)	-
Other payables and accrued liabilities	(51,430)	406,740
Value added tax payable	(86,010)	(97,243)
Other taxes payable	41,858	10,904
Income tax payable	224,520	-

Net cash flows provided by operating activities	2,254,812	1,415,116

Cash flows from investing activities
Decrease in note receivable	-	1,237,624
Purchase of property and equipment	(6,019,768)	(137,500)
Proceeds from disposal of property and equipment	2,069,860	-

Net cash flows (used in) provided by investing activities	(3,949,908)	1,100,124

Effect of foreign currency translation on cash and cash equivalents	142,438	67,922

Net (decrease) increase in cash and cash equivalents	(1,552,658)	2,583,162

Cash and cash equivalents, beginning of period	6,561,239	6,476,651

Cash and cash equivalents, end of period	$5,008,581	$9,059,813

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on March 1, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

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

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

3.   Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

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

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

3.   Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

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

6.	Comprehensive income

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006

Net income	$1,383,691	$445,425	$2,775,924	$1,156,268
Foreign currency translation
adjustments	241,724	-	382,867	67,922

Total comprehensive income	$1,625,415	$445,425	$3,158,791	$1,224,190

7. Inventories
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Hardware products	$14,938	$32,421
Consumables	39,739	-

	$54,677	$32,421

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

8.  Deposits paid

Deposits paid represent the deposits made to third parties for the leasing of digital information kiosks (“Kiosks”), which provide the terminals for customers to download the entertainment applications.

9.   Property and equipment, net
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Buildings	$2,142,055	$2,174,608
Furniture and equipment	59,018	57,563
Downloading terminals	6,453,828	2,431,615

	8,654,901	4,663,786
Accumulated depreciation	(481,924)	(477,721)

Property and equipment, net	$8,172,977	$4,186,065

During the three months ended June 30, 2007, a property with carrying amount of $1,814,582 was disposed of at a consideration of $2,069,860, resulting in a gain on disposal of $255,278.

10.   Intangible assets
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Patent rights	$1,311,510	$1,279,181
Prepaid license fee	1,323,051	1,290,438

	2,634,561	2,569,619
Accumulated amortization	(560,629)	(450,589)

Intangible assets, net	$2,073,932	$2,119,030

11.   Other payables and accrued liabilities
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Other payables	$5,904	$5,756
Accrued statutory staff welfare and salaries	391,153	464,658
Accrued liabilities	126,958	163,215
Accrued pension liabilities	193,559	119,100

Total other payables and accrued liabilities	$717,574	$752,729

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

12.   Commitments and contingencies

Operating lease commitment

The Company leases kiosks and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2011. All leases are on fixed rental basis and none of them include contingent rentals. Minimum future commitments payable under these agreements as of June 30, 2007 was $5,852,865.

13.   Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $52,043 and $Nil for the six month periods ended June 30, 2007 and 2006 respectively.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

	Wireless Entertainment Applications		Hardware		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$5,370,118	$2,319,970	$27,068	$120,516	$5,397,186	$2,440,486
Segment profit (loss)	$3,004,928	$1,204,391	$5,516	$(18,123)	$3,010,444	$1,186,268

	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$2,652,506	$1,105,364	$-	$38,963	$2,652,506	$1,144,327
Segment profit (loss)	$1,499,922	$494,803	$-	$(26,378)	$1,499,922	$468,425

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$18,936,151	$11,635,769	$122,477	$4,112,621	$19,058,628	$15,748,390

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

14.   Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006

Total consolidated revenue	$2,652,506	$1,144,327	$5,397,186	$2,440,486

Total income for reportable
segments	$1,499,922	$468,425	$3,010,444	$1,186,268
Unallocated amounts relating to
operations:
Professional fees	(5,000)	(23,000)	(10,000)	(30,000)

Income before income taxes	$1,494,922	$445,425	$3,000,444	$1,156,268

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the six months ended June 30, 2007 and June 30, 2006, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-KSB.

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

Our ability to implement our strategy effectively is subject to numerous uncertainties, the most significant of which are described below in “Risk Factors” in this Form 10-QSB. We cannot assure you that our efforts will be successful.

Results of Operations.

The following table compares our statement of operations data for the three and six months ended June 30, 2007 and 2006. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors and which can vary from quarter to quarter.

	Six Months Ended June 30,			Three Months Ended June 30,
			% of increase/			% of increase/
	2007	2006	(decrease)	2007	2006	(decrease)

Revenues	$5,397,186	$2,440,486	121.15%	2,652,506	1,144,327	131.79%
Cost of revenues	(1,383,225)	(391,747)	253.09%	(713,084)	(181,984)	291.83%
Gross profit	4,013,961	2,048,739	95.92%	1,939,422	962,343	101.53%
Selling and distribution expenses	534,883	377,181	41.81%	284,052	193,362	46.9%
General and administrative expenses	718,460	466,678	53.95%	406,206	284,875	42.59%
Professional fees	10,000	30,000	(66.66%)	5,000	23,000	(78.26%)
Depreciation and amortization	52,989	49,533	6.98%	28,280	25,683	10.11%
Other income	302,815	30,921	879.32%	279,038	10,002	2689.82%
Income tax expense	(224,520)	-	100%	(111,231)	-	100%
Net income	2,775,924	1,156,268	140.07%	1,383,691	445,425	210.65%

Revenue, Cost of Revenue and Gross Profit Margin

Revenue increased by $2,956,700 from $2,440,486 for the six months ended June 30, 2006 to $5,397,186 for the six months ended June 30, 2007 and by $1,508,179 from $1,144,327 for the three months ended June 30, 2006 to $2,652,506 for the three months ended June 30, 2007.

The increase was mainly attributable to the increase in sales of our Wireless Applications products which results from the continuing installation of additional downloading terminals in the eastern part of the PRC.

 Revenue

	For six months ended June 30,			For three months ended June 30,
Product	2007	2006	Increase/ (decrease)	2007	2006	Increase/ (decrease)
Wireless Entertainment Applications	$5,370,118	$2,319,970	$3,050,148	$2,652,506	$1,105,364	$1,547,142
Hardware	27,068	120,516	(93,448)	-	38,963	(38,963)

TOTAL	$5,397,186	$2,440,486	$2,956,700	$2,652,506	$1,144,327	$1,508,179

Cost of revenue increased from $391,747 for the six months ended June 30, 2006 to $1,383,225 for the six months ended June 30, 2007 and from $181,984 for three months ended June 30, 2006 to $713,084 for the three months ended June 30, 2007.

The increase in cost of revenue of our products was mainly due to the increase in the sales of our wireless application products and we have not incurred any cost of revenue from our hardware products for the three months ended June 30, 2007 because we have stopped producing and selling hardware products during the second quarter of fiscal 2007.

Cost of revenue

	Six months ended June 30,			Three months ended June 30,
Product	2007	2006	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Wireless Entertainment Applications	$1,365,226	$313,792	$1,051,434	$713,084	$155,885	$557,199
Hardware	17,999	77,955	(59,956)	-	26,099	(26,099)

TOTAL	$1,383,225	$391,747	$991,478	$713,084	$181,984	$531,100

Our gross profit for the six months ended June 30, 2007 was $4,013,961 with an increase of $1,965,222 as compared with $2,048,739 for the six months ended June 30, 2006. The gross profit increased from $962,343 for the three months ended June 30, 2006 to $1,939,422 for the three months ended June 30, 2007,

Our overall gross profit margin decreased from 83.95% for the six months ended June 30, 2006 to 74.37% for the six months ended June 30, 2007 and from 84.1% for the three months ended June 30, 2006 to 73.12% for the three months ended June 30, 2007.

Our gross profit margin for Wireless Applications decreased from 86.47% for the six months ended June 30, 2006 to 74.57% for the six months ended June 30, 2007 and from 85.90% for the three months ended June 30, 2006 to 73.12% for the three months ended June 30, 2007. The decrease in gross profit margins is due to increase in our cost of revenue. For the three months ended June 30, 2007, we incurred more capital expenditure to expand our distribution network in eastern China, where we invested and installed additional 2000 downloading terminals in An Hui province and consequently increased our cost of revenue in terms of rental expense and depreciation of our distribution network.

The gross profit margin for Hardware Products decreased slightly from 35.32% for the six months ended June 30, 2006 to 33.50% for the six months ended June 30, 2007 and for the three months ended June 30, 2007, we have not sold any hardware products.

General and Administrative Expenses

General and administrative expenses were $718,460 for the six months ended June 30, 2007 with an increase of $251,782 from $ 466,678 for the six months ended June 30, 2006. General and administrative expenses increased from $284,875 for the three months ended June 30, 2006 to $406,206 for the three months ended June 30, 2007. The increase in general and administrative expenses was mainly due to the increase in the following expenses:

1.	Entertainment	:	This cost increased because of more lunches and dinners with our potential customers.
2.	Research and development expenses	:	Significant research and development expenses were incurred to develop new applications.
3.	Traveling	:	This expense increased because our directors and managers participated more conferences held in different cities in the PRC.
4.	Water, electricity and building management	:	This expense increased because of expansion of our business leading to use of more consumables.

Selling and Distribution Expenses

Selling and distribution expenses increased by $157,702 from $377,181 for the six months ended June 30, 2006 to $534,883 for the six months ended June 30, 2007 and by $90,690 from $193,362 for the three months ended June 30, 2006 to $284,052 for the three months ended June 30, 2007. The increase in our selling and distribution expenses was mainly due to increase in exhibitions and advertising expenses for our marketing and promotion activities during the first half of 2007.

For the three months ended June 30, 2007, we disposed our office in Software Garden in Xi’an High-tech Development Zone, and we gained on sale of this office of $255,278. This was because we purchased other two offices in more trafficable region.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $5,008,581 as of June 30, 2007, which was decreased by $1,552,658 as compared to $6,561,239 as of December 31, 2006. The decrease was principally the cash invested to our downloading terminal network in eastern part of China.

For the six months ended June 30, 2007, our cash provided by operating activities amounted to $2,254,812 as compared to $1,415,116 for the six months ended June 30, 2006. The increase was mainly because we are able to increase the revenue and control the costs.

Working Capital

As of June 30, 2007, we had cash and cash equivalents of $5,008,581, other current assets of $3,803,138 and current liabilities of $2,346,666. We believe we have sufficient cash to continue our current business. However, additional funds from sources other than operating activities have to be obtained if we wish to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses will cost us approximately $10,000,000. We plan to finance this capital expenditure through the issuance of debt or equity securities.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 3 to the Company's condensed consolidated financial statements, "Summary of Significant Accounting Policies". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exist at June 30, 2007.

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

Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Employees

As of June 30, 2007, we had approximately 159 full-time and 26 part-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 1, 2007, the Company filed a Form 8-K with the Commission stating that on April 30, 2007, the Company entered into a Consulting Agreement (the “Agreement”) with Jay and Associates, LLC d/b/a Elite Equity Marketing (“Elite Equity”), a Maryland limited liability company. Elite Equity will perform financial consulting for and on behalf of the Company in relation to interactions with broker-dealers, shareholders and members of the public and will consult with and advise the Company on matters pertaining to company investor/public relations, business modeling and development and the release of press information.

On May 11, 2007, the Company filed a Form 8-K with the Commission stating: 1) that the Board of Directors had adopted a Business Code of Conduct and a Financial Code of Conduct; 2) that the Company had appointed three (3) independent Directors as well as entered into Independent Director Agreements with all three individuals; 3) the Company had approved a Director and Officer Indemnification Agreement signed by all Officers and Directors; and 4) the Board of Directors approved the Charters for the following Committees: (a) Audit Committee, (b) Compensation Committee; and (c) Nomination and Governance Committee.

On May 15, 2007, the Company filed a Form 8-K with the Commission stating that it had accepted the resignation of Mr. Gao Yeru as a member of the Board of Directors and as the Company’s Chief Operating Officer. The Company appointed Mr. Ma Xiaomeng to the Board of Directors and to serve as the Company’s Chief Operating Officer.

On June 12, 2007, the Company filed a Form 8-K with the Commission stating that on May 17, 2007, by unanimous written consent, an agreement with Cornerstone A-Side Management Liability (“Insurance Policy”) was entered into by and between the Company and XL Specialty Insurance Company (the “Insurer”). The Insurance Policy for Directors and Officer and is to run for the period of May 17, 2007 to May 17, 2008. The limit of liability is $5,000,000.00 USD per policy period, which includes defense expenses. The insurance premium is $45,000.00, due on June 17, 2007. Furthermore, the Company appointed Mr. Jimmy Chi-hoi Cheung as an independent director. Mr. Cheung signed the Directors and Officers Indemnification Agreement and an Independent Director Agreement.

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

ALONG MOBILE TECHNOLOGIES, INC.
            (Registrant)

Date: August 13, 2007             By: /s/ Jianwei Li
                     Jianwei Li, President