Form 10QSB
period 2007-09-30
ALONG MOBILE TECHNOLOGIES INC
filed 2007-11-09
CIK 725752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2007 was 70,600,000 shares, all of one class of $0.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

ALONG MOBILE TECHNOLOGIES, INC.
FORM 10-QSB
Quarter Ended September 30, 2007

PART 1: FINANCIAL INFORMATION

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,692,395	$6,561,239
Accounts receivable (net of allowance for doubtful accounts of $386 in 2007, $382 in 2006)	59,795	64,076
Inventories (Note 7)	63,371	32,421
Deposits paid (Note 8)	3,658,082	2,750,240
Prepayments and other receivables	139,351	35,319

Total Current Assets	9,612,994	9,443,295
Property and equipment, net (Note 9)	8,192,286	4,186,065
Intangible assets, net (Note 10)	2,053,477	2,119,030

TOTAL ASSETS	$19,858,757	$15,748,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,153	$10,726
Receipt in advance	3	31,903
Deposits received	465,574	447,713
Other payables and accrued liabilities (Note 11)	700,945	752,729
Value added tax payable	-	788,602
Other taxes payable	121,072	163,546
Income tax payable	121,946	-

TOTAL LIABILITIES	1,420,693	2,195,219

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock: par value of $0.001 per share	70,600	70,600
Authorized 200,000,000 shares in 2007 and 2006; issued and outstanding 70,600,000 shares in 2007 and 2006
Additional paid-in capital	8,045,085	8,045,085
Retained earnings	7,690,496	3,949,214
Statutory and other reserves	1,555,000	1,045,174
Accumulated other comprehensive income	1,076,883	443,098

TOTAL STOCKHOLDERS’ EQUITY	18,438,064	13,553,171

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,858,757	$15,748,390

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006

Revenues	$3,440,583	$1,453,036	$8,837,769	$3,893,522
Cost of revenues	(1,011,578)	(173,448)	(2,394,803)	(565,195)

Gross profit	2,429,005	1,279,588	6,442,966	3,328,327

Operating expenses
Selling and distribution	492,867	260,019	1,027,750	637,200
General and administrative	331,311	193,515	1,049,771	660,193
Professional fees	5,000	48,997	15,000	78,997
Depreciation	28,561	30,725	81,550	80,258

Total expenses	857,739	533,256	2,174,071	1,456,648

Operating income	1,571,266	746,332	4,268,895	1,871,679
Interest income	16	777	2,274	22,698
Other income	24,922	21,875	325,479	30,875

Income before income taxes	1,596,204	768,984	4,596,648	1,925,252
Income taxes (Note 4)	(121,020)	-	(345,540)	-

Net income	$1,475,184	$768,984	$4,251,108	$1,925,252

Earnings per share
- Basic and diluted (Note 5)	$0.02	$0.01	$0.06	$0.03

Weighted average number of common stock outstanding	70,600,000	70,221,739	70,600,000	70,074,725

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2007	2006

Cash flows from operating activities
Net income	$4,251,108	$1,925,252
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	62,614
In-kind contribution	-	8,438
Amortization on intangible assets	146,995	101,631
Depreciation on property and equipment	724,916	80,258
Gain on disposal of property and equipment	(257,082)	-
Changes in operating assets and liabilities
Accounts receivable	6,696	47,211
Inventories	(29,046)	22,719
Deposits paid	(781,682)	-
Prepayment and other receivables	(90,792)	(2,362,774)
Accounts payable	-	104
Receipt in advance	(32,489)	-
Other payables and accrued liabilities	(74,912)	418,305
Value added tax payable	(812,881)	4,502
Other taxes payable	(47,988)	-
Income tax payable	119,434	-

Net cash flows provided by operating activities	3,122,277	308,260

Cash flows from investing activities
Decrease in note receivable	-	1,237,624
Purchase of property and equipment	(6,312,435)	(1,987,500)
Proceeds from disposal of property and equipment	2,084,484	-
Purchase of intangible assets	-	(625,000)

Net cash flows used in investing activities	(4,227,951)	(1,374,876)

Financing activities
Dividend paid	-	(309,406)

Net cash used in financing activities	-	(309,406)

Effect of foreign currency translation on cash and cash equivalents	236,830	64,828

Net decrease in cash and cash equivalents	(868,844)	(1,311,194)

Cash and cash equivalents, beginning of period	6,561,239	6,476,651

Cash and cash equivalents, end of period	$5,692,395	$5,165,457

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on March 1, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (cont’d)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the Statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

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

6.	Comprehensive income

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006

Net income	$1,475,184	$768,984	$4,251,108	$1,925,252
Foreign currency translation adjustments	250,918	-	633,785	161,496

Total comprehensive income	$1,726,102	$768,984	$4,884,893	$2,086,748

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

7.	Inventories

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Hardware products	$15,151	$32,421
Consumables	48,220	-

	$63,371	$32,421

8.	Deposits paid

Deposits paid represent the deposits made to third parties for the leasing of digital information kiosks (“Kiosks”), which provide the terminals for customers to download the entertainment applications.

9.	Property and equipment, net

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Buildings	$2,172,601	$2,174,608
Furniture and equipment	59,860	57,563
Downloading terminals	6,801,260	2,431,615

	9,033,721	4,663,786
Accumulated depreciation	(841,434)	(477,721)

Property and equipment, net	$8,192,287	$4,186,065

10.	Intangible assets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Patent rights	$1,330,212	$1,279,181
Prepaid license fee	1,341,918	1,290,438

	2,672,130	2,569,619
Accumulated amortization	(618,653)	(450,589)

Intangible assets, net	$2,053,477	$2,119,030

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

11.	Other payables and accrued liabilities

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Other payables	$5,986	$5,756
Accrued statutory staff welfare and salaries	405,377	464,658
Accrued liabilities	123,559	163,215
Accrued pension liabilities	166,023	119,100

Total other payables and accrued liabilities	$700,945	$752,729

12.	Commitments and contingencies

Operating lease commitment

The Company leases kiosks and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2011. All leases are on fixed rental basis and none of them include contingent rentals. Minimum future commitments payable under these agreements as of September 30, 2007 was $5,852,865.

13.	Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $72,740 and $Nil for the nine month periods ended September 30, 2007 and 2006 respectively and contributed $20,697 and $Nil for the three month periods ended September 30, 2007 and 2006 respectively

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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

	Wireless Entertainment Applications		Hardware		Total
	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$8,810,363	$3,767,002	$27,406	$126,520	$8,837,769	$3,893,522
Segment profit	$4,588,447	$1,939,111	$23,201	$65,138	$4,611,648	$2,004,249

	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$3,440,583	$1,447,032	$-	$6,004	$3,440,583	$1,453,036
Segment profit	$1,601,204	$814,627	$-	$3,354	$1,601,204	$817,981

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$19,735,591	$11,635,769	$123,166	$4,112,621	$19,858,757	$15,748,390

ALONG MOBILE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

14.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006

Total consolidated revenue	$3,440,583	$1,453,036	$8,837,769	$3,893,522

Total income for reportable segments	$1,601,204	$817,981	$4,611,648	$2,004,249
Unallocated amounts relating to operations:
Professional fees	(5,000)	(48,997)	(15,000)	(78,997)

Income before income taxes	$1,596,204	$768,984	$4,596,648	$1,925,252

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the nine months ended September 30, 2007 and September 30, 2006, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-KSB.

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company is continuing the process of implementing all the necessary requirements to file the appropriate documents to be listed on the American Stock Exchange (“AMEX”). No assurance can be given that such listing will be approved.

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

ཉ	a heightened focus on the needs of our customer, delivering customer-specific solutions, high quality products and world-class customer service;

ཉ	sales growth through market share gains, new products introductions and expansion into adjacent and related markets;

ཉ
development of new sales channels and market opportunities through the use of partnerships and alliances with other application, service and equipment vendors, distributors, resellers and systems integrators;

ཉ	lowering our cost structure through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

ཉ	applications, products and services portfolio additions and enhancements through both strategic acquisitions and our own research and development process.

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

Results of Operations.

The following table compares our statement of operations data for the three and nine months ended September 30, 2007 and 2006. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors and which can vary from quarter to quarter.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007		% of increase/	2007		% of increase/
	(Consolidated)	2006	(decrease)	(Consolidated)	2006	(decrease)
Revenues	$8,837,769	$3,893,522	126.99%	$3,440,583	$1,453,036	136.79%
Cost of revenues	(2,394,803)	(565,195)	323.71%	(1,011,578)	(173,448)	483.22%
Gross margin	6,442,966	3,328,327	93.58%	2,429,005	1,279,588	89.83%
Selling and distribution expenses	1,027,750	637,200	61.29%	492,867	260,019	89.55%
General and administrative expenses	1,049,771	660,193	59.00%	331,311	193,515	71.21%
Professional fees	15,000	78,997	(81.01%)	5,000	48,997	(89.80%)
Depreciation and amortization	81,550	80,258	1.6%	28,561	30,725	(7.04%)
Other income	327,753	53,573	511.79%	24,938	22,652	10.09%
Income tax expense	(345,540)	-		(121,020)	-	-
Net income	4,251,108	1,925,252	120.81%	1,475,184	768,984	91.84%

Revenue, Cost of Revenue and Gross Profit Margin

Revenue increased by $4,944,247 from $3,893,522 for the nine months ended September 30, 2006 to $8,837,769 for the nine months ended September 30, 2007 and by $1,987,547 from $1,453,036 for the three months ended September 30, 2006 to $3,440,583 for the three months ended September 30, 2007.

The increase was mainly attributable to the additional 2000 downloading terminals were installed and operated in An Hui Province in the second quarter of 2007, making our total terminals to more than 4000, so that we gained the increase in sales of our Wireless Applications products. We shall continue to install additional terminals in suitable locations in the south eastern part of the PRC. Another factor to the increase is our success in enhancing our brand awareness through marketing activities.

Revenue	For nine months ended September 30,			For three months ended September 30,
	2007		Increase/	2007		Increase/
Product	(Consolidated)	2006	(decrease)	(Consolidated)	2006	(decrease)

Wireless Entertainment Applications	$8,810,363	$3,767,002	$5,043,361	$3,440,583	$1,447,032	$1,993,551
Hardware	27,406	126,520	(99,114)	-	6,004	(6,004)

TOTAL	$8,837,769	$3,893,522	$4,944,247	$3,440,583	$1,453,036	$1,987,547

Cost of revenue increased from $565,195 for the nine months ended September 30, 2006 to $2,394,803 for the nine months ended September 30, 2007 and from $173,448 for three months ended September 30, 2006 to $1,001,646 for the three months ended September 30, 2007.

The increase in cost of revenue was mainly due to the more reasonable expenses was taken account into this item, like Salaries, Depreciation of network download terminals, Rental expenses for information stations and etc.

Cost of revenue	For nine months ended September 30,			For three months ended September 30,
	2007		Increase/	2007		Increase/
Product	(Consolidated)	2006	(Decrease)	(Consolidated)	2006	(Decrease)

Wireless Entertainment Applications	$2,376,804	$483,437	$1,893,367	$1,011,578	$169,645	$841,933
Hardware	17,999	81,758	(63,759)	-	3,803	(3,803)

TOTAL	$2,394,803	$565,195	$1,829,608)	$1,011,578	$173,448	$838,130

Our gross profit for the nine months ended September 30, 2007 was $6,442,966 with a substantial increase of $3,114,639 as compared with $3,328,327 for the nine months ended September 30, 2006. The gross profit increased from $1,279,588 for the three months ended September 30, 2006 to $2,429,005 for the three months ended September 30, 2007.

Our overall gross profit margin decreased from 85.48% for the nine months ended September 30, 2006 to 72.90% for the nine months ended September 30, 2007 and from 88.06% for the three months ended September 30, 2006 to 70.60% for the three months ended September 30, 2007.

Our gross profit margin for Wireless Applications decreased from 87.17% for the nine months ended September 30, 2006 to 73.02% for the nine months ended September 30, 2007 and from 88.28% for the three months ended September 30, 2006 to 70.60% for the three months ended September 30, 2007. The decrease in gross profit margins is primarily due to the change of calculation of cost of revenue.

The gross profit margin for Hardware Products decreased slightly from 35.38% for the nine months ended September 30, 2006 to 34.32% for the nine months ended September 30, 2007 and we have ceased our hardware business by the end of 2006, the revenue generated for the nine months ended September 30, 2007 was because of inventories, and we haven’t gained any revenue since the beginning of third quarter of 2007.

General and Administrative Expenses

General and Administrative expenses were $1,049,771 for the nine months ended September 30, 2007 with an increase of $389,578 from $660,193 for the nine months ended September 30, 2006. General and Administrative expenses increased from $193,515 for the three months ended September 30, 2006 to $331,311 for the three months ended September 30, 2007. The increase in general and administrative expenses was mainly due to the increase in operation expenses related to new business development. In August 2007, we had attended the Fifth Annual China Digital Entertainment Expo & Conference (China Joy) in Shanghai. Costs related to the exhibition, product demonstration, traveling and promotional related expenses represented the majority of increase in general expenses for the third quarter of 2007. We anticipated that promotional related expenses could be steadily increased in accordance with our business plan and expansion. Nevertheless, the management still adopts a conservative approach and control to lower the increase of costs in relation to new business expansion.

Selling and Distribution Expenses

Selling and distribution expenses increased by $390,550 from $637,200 for the nine months ended September 30, 2006 to $1,027,750 for the nine months ended September 30, 2007 and by $232,848 from $260,019 for the three months ended September 30, 2006 to $492,867 for the three months ended September 30, 2007. The increase in our selling and distribution expenses was mainly due to the participation in the exhibition as mentioned above. During the third quarter of 2007, we also incurred rental expenses for the lease of kiosks where our downloading terminals are installed.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $5,692,395 as of September 30, 2007, which was decreased by $868,844 as compared to $6,561,239 as of December 31, 2006. The decrease in cash balance was mainly due to cash used for the operations from business expansion.

For the nine months ended September 30, 2007, our cash provided by operating activities amounted to $3,122,277 as compared to $308,260 for the nine months ended September 30, 2006. The increase was mainly due to the much more cash generated from our new business expansion by installing additional 2000 downloading terminals in An Hui Province.

Working Capital

As of September 30, 2007, we had cash and cash equivalents of $5,692,395, other current assets of $3,920,599 and current liabilities of $1,420,693. We believe we have sufficient cash to continue our current business. However, we planed to raise additional funds from sources other than operating activities to grow our business. We estimate that the upgrading of our existing technological platforms such as our MIESP so as to allow our customers easy, immediate and affordable access to our products together with subsequent development and marketing expenses and expansion of our current downloading network will cost us approximately $10,000,000. We plan to finance this capital expenditure through the issuance of debt or equity securities.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 3 to the Company's condensed consolidated financial statements, "Summary of Significant Accounting Policies". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

Long-lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exist at September 30, 2007.

Revenue recognition

The Company recognizes revenue from wireless entertainment applications.

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

Employees

As of September 30, 2007, we had approximately 162 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 6, 2007, the Company filed a Form 8-K with the Commission stating that on April 10, 2007, the Company’s wholly-owned subsidiary, Shaanxi Jialong Hi-Tech Industries, Inc. (“Jialong”), completed the purchase of four offices located on the 23rd Floor of B Suite Building 1 Huanjing Square No. 20, Fengshui South Road, Hi-Tech Development Zone Xi’an City. The Registrant believes that the location of these offices will improve its daily business practices.

On July 23, 2007, the Company filed a Form 8-K with the Commission stating that on July 9, 2007 the Company had entered into an Investment Relations Agreement (“Agreement”) with CCG Elite Investor Relations, an affiliate of CCG Investor Relations which is an investment relations and strategic communications firm. The term of the Agreement commenced on July 15, 2007 and continues for a twelve (12) month period. Following the primary term of the engagement, the Agreement will continue on a month-to-month basis and shall be terminable by either party by thirty (30) day advance written notice.

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

ALONG MOBILE TECHNOLOGIES, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ Jianwei Li
Jianwei Li, President